Form 10-Q
period 1995-09-30
INTEGRA FINANCIAL CORP
filed 1995-11-14
CIK 831231

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

          [ x ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the quarter ended September 30, 1995

                                      or
          [   ]    Transition Report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



                        Commission File Number: 0-17452



                         INTEGRA FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

COMMONWEALTH OF PENNSYLVANIA                          25-1597793
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

Four PPG Place, Pittsburgh, Pennsylvania              15222-5408
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,including area code:    (412) 644-7669


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at  October 31, 1995
     Common Stock, $1.00 Par Value                          32,917,405

                         INTEGRA FINANCIAL CORPORATION

                                   FORM 10-Q


                   For the Quarter Ended September 30, 1995



                                     INDEX





Part I - Financial Information


Item 1.  Financial Statements
     Consolidated Balance Sheet - September 30, 1995
          and December 31, 1994

     Consolidated Statement of Income - For the Three and Nine Months Ended September 30, 1995 and 1994

     Consolidated Statement of Cash Flows - For the Nine
          Months Ended September 30, 1995 and 1994

     Notes to Consolidated Financial Statements

     Report of Independent Auditors


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations




Part II - Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits
                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                 INTEGRA FINANCIAL CORPORATION AND SUBSIDIARIES
                                                           CONSOLIDATED BALANCE SHEET


                                                                          September 30,          December 31,
 (Dollars in thousands)                                                       1995                   1994
                                                                           (Unaudited)

 ASSETS
 Cash and due from banks                                                   $   313,664           $   428,771


 Federal funds sold                                                             30,000                   -0-
 Other short-term investments                                                  107,836                13,740
 Securities held to maturity (fair value of $2,107,558 at
 September 30, 1995 and $1,474,141 at  December 31, 1994)                    2,092,676             1,546,295
 Securities available for sale, at fair value                                3,602,048             3,695,504
 Loans held for sale                                                           140,462                67,994
 Loans, net of unearned income of $103,124 at September 30,
 1995 and $96,110 at December 31, 1994                                       7,881,900             7,598,056
 Reserve for loan losses                                                      (221,809)             (237,433)
          Net loans                                                          7,660,091             7,360,623
 Premises and equipment                                                        172,833               169,509

 Foreclosed assets                                                              14,547                32,229
 Other assets                                                                  443,036               440,695
 TOTAL ASSETS                                                              $14,577,193           $13,755,360

 LIABILITIES
 Deposits:
          Non-interest bearing                                             $ 1,342,349           $ 1,488,106
          Interest bearing                                                   8,869,884             8,595,300
          Total deposits                                                    10,212,233            10,083,406
 Short-term borrowings                                                       1,788,912             1,582,756
 Long-term debt                                                              1,263,426             1,056,649

 Other liabilities                                                             234,712               173,953
 TOTAL LIABILITIES                                                          13,499,283            12,896,764

 SHAREHOLDERS' EQUITY
 Preferred stock, no par value                                                     -0-                   -0-
 Common stock, $1.00 par value                                                  33,592                33,592
 Capital surplus                                                               451,352               451,769
 Retained earnings                                                             590,288               518,346
 Net unrealized gains (losses) on securities                                    31,131              (113,402)
 Treasury stock, at cost                                                       (28,453)              (31,709)
 TOTAL SHAREHOLDERS' EQUITY                                                  1,077,910               858,596

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $14,577,193           $13,755,360


 The accompanying notes are an integral part of these consolidated financial statements.

                                                 INTEGRA FINANCIAL CORPORATION AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENT OF INCOME
                                                                   (Unaudited)
 (Dollars in thousands except                               Three Months Ended          Nine Months Ended
 per share data)                                              September 30,               September 30,
                                                                1995         1994          1995          1994
 INTEREST
 Loans, including fees                                      $175,858     $156,197      $518,164      $447,324
 Loans held for sale                                           1,893        2,843         4,468         8,650
 Securities:
          Taxable interest                                    84,876       74,225       241,281       229,709

          Tax exempt interest                                  2,017        1,374         5,941         3,901
          Dividends                                            7,634        6,199        21,156        18,483


 Trading securities                                              329        1,008         1,607         1,848
 Short-term investments                                        3,206          227         8,365           816
 TOTAL INTEREST INCOME                                       275,813      242,073       800,982       710,731

 INTEREST EXPENSE
 Deposits                                                    100,285       79,682       290,168       233,410
 Short-term borrowings                                        26,261       16,423        74,602        45,885
 Long-term debt                                               21,575       11,727        55,597        32,717
 TOTAL INTEREST EXPENSE                                      148,121      107,832       420,367       312,012


 NET INTEREST INCOME                                         127,692      134,241       380,615       398,719
 PROVISION FOR LOAN LOSSES                                     4,000        6,000        12,000        24,000
 NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                          123,692      128,241       368,615       374,719

 NET SECURITIES GAINS                                          8,809          737        16,956        19,050

 NON-INTEREST INCOME
 Service charges on deposit accounts                           9,308        8,541        26,502        25,078
 Other service charges and fees                                8,485        7,866        24,243        23,035
 Trust income                                                  6,943        6,849        21,726        20,640

 Mortgage banking income                                       3,698        2,417        13,783         6,393
 Other                                                         3,611        3,317        14,758        11,332
 TOTAL NON-INTEREST INCOME                                    32,045       28,990       101,012        86,478

 NON-INTEREST EXPENSE
 Salaries and wages                                           36,562       34,842       107,467       101,690
 Employee benefits                                             9,599       10,156        36,951        31,355
 Net occupancy                                                 8,726        7,991        24,426        24,977
 Furniture and equipment                                       8,337        7,275        23,925        21,337
 Outside data processing                                       6,649        6,453        20,354        20,163
 FDIC premium                                                 10,973        5,616        22,458        16,900

 Foreclosed asset expense                                        541        1,260            61         2,340
 Amortization of intangible assets                             1,952        1,440         6,052         4,512
 Other                                                        25,956       23,776        77,409        70,101
 TOTAL NON-INTEREST EXPENSE                                  109,295       98,809       319,103       293,375

 Income before income taxes                                   55,251       59,159       167,480       186,872
 Income tax expense                                           15,404       17,723        47,487        56,892

 NET INCOME                                                 $ 39,847     $ 41,436      $119,993      $129,980

 NET INCOME PER COMMON SHARE                                   $1.20        $1.22         $3.63         $3.84


 Average common shares outstanding                        33,193,667   33,847,628    33,082,371    33,830,252
 Common dividends declared and
          paid per share                                        $.50         $.45         $1.45         $1.25


The accompanying notes are an integral part of these consolidated financial statements.

                                                 INTEGRA FINANCIAL CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   (Unaudited)

 (Dollars in thousands)                                      Nine Months Ended September 30,
                                                                      1995               1994
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $119,993           $129,980
 Adjustments to reconcile net income to net cash provided
 by operating activities:
          Provision for loan losses                                 12,000             24,000
          Deferred tax expense                                       7,376              5,574
          Depreciation and amortization                             31,930             27,768
          Net securities gains                                     (16,956)           (19,050)
          Decrease (increase) in loans held for sale               (72,468)            94,331
          Increase in trading securities                               -0-            (75,753)
          Increase in interest and other accounts                  (19,071)            (7,690)
              receivable                                            49,319              1,281
          Increase in interest and other accounts payable           (1,075)               324
          Other, net

      NET CASH PROVIDED BY OPERATING ACTIVITIES                    111,048            180,765

 CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of:
          Securities available for sale                         (1,363,758)        (1,753,708)
          Securities held to maturity                           (1,191,690)          (426,430)
 Proceeds from repayment and maturities of:
          Securities available for sale                            196,793            336,753
          Securities held to maturity                              597,656            106,844
 Proceeds from sales of securities available for sale            1,652,471          2,415,567
 Purchases of short-term investments                              (619,159)          (232,138)
 Maturities of short-term investments                              498,345            227,320
 Net increase in loans, net of reserve                            (199,360)          (425,014)

 Proceeds from collection and sale of foreclosed assets             26,441             33,210
 Purchases of premises and equipment                               (23,953)           (26,798)
 Payment for purchase of company, net of cash acquired             (46,654)               -0-
 Increase in other assets                                           (1,746)           (27,226)
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES
                                                                  (474,614)           228,380

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand and savings deposits                      (174,696)          (249,978)

 Net increase in time deposits                                     143,879            133,458
 Increase (decrease) in short-term borrowings                      113,553           (478,548)
 Proceeds from long-term debt                                      784,023            386,626
 Payments on long-term debt                                       (576,975)          (186,409)
 Increase (decrease) in other liabilities                            3,887               (908)
 Common stock dividends paid                                       (47,547)           (41,863)
 Issuance of common stock                                            8,452              4,803
 Treasury stock purchased                                           (6,117)            (3,631)

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             248,459           (436,450)

 DECREASE IN CASH AND CASH EQUIVALENTS                            (115,107)           (27,305)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    428,771            433,423
 CASH AND CASH EQUIVALENTS, END OF PERIOD                         $313,664           $406,118



The accompanying notes are an integral part of these consolidated financial statements.

                       INTEGRA FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (Unaudited)


      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold for a one day period. Noncash investing activity consisted of transfers of loans in liquidation to foreclosed assets of $6.3 million and $11.8 million in the first nine months of 1995 and 1994, respectively, and $1.28 billion of securities transferred to held to maturity from the available for sale portfolio on March 31, 1994. Loans originated to facilitate the sale of other real estate were not significant. Cash of $50.5 million was paid for net assets acquired in the Lincoln Savings Bank (Lincoln) acquisition. The fair values of assets acquired and liabilities assumed were $377.5 million and $327.0 million, respectively.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

In the opinion of the management of Integra Financial Corporation (Integra or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with Integra's 1994 Annual Report on Form 10-K. The consolidated financial statements included herein have been reviewed by Coopers & Lybrand L.L.P., the Corporation's independent auditors, whose report is included herein.

2.  Proposed Merger

On August 27, 1995, a definitive agreement for National City Corporation to acquire Integra was signed. Under the terms of the merger, Integra shareholders will receive two shares of National City Corporation common stock for each share of Integra common stock in a tax-free exchange, which will be accounted for as a pooling-of-interests. Subject to regulatory and shareholder approvals, the transaction is expected to close in the second quarter of 1996. National City Corporation is a registered bank holding company with headquarters in Cleveland, Ohio. At September 30, 1995, National City Corporation had total consolidated assets of $34.8 billion and total consolidated deposits of $24.5 billion. National City Corporation conducts a general retail and commercial banking business through its bank subsidiaries and operates other financial services subsidiaries principally in Ohio, Kentucky and Indiana.

3.  Acquisition

On  January 5,  1995,  Integra  acquired  Lincoln,  a  Pennsylvania  chartered publicly-owned savings bank.  At December 31, 1994, Lincoln had total deposits


of $159.6 million and operated seven branch offices located in Integra's market area. Integra paid $58.00 cash for each outstanding share (other than shares held by the Corporation) of Lincoln common stock for a total purchase price of $50.5 million. The transaction was accounted for as a purchase. Goodwill of $32.9 million and core deposit acquisition premiums of $2.5 million were recorded and are amortized on a straight-line method over fifteen years and an accelerated method over ten years, respectively. Upon consummation of the transaction, Lincoln was merged into Integra's retail banking subsidiary and five branch offices were closed and consolidated with nearby branch locations. The consolidated statements of income reflect the operations of Lincoln from the date of acquisition.

4.  Securities

The Corporation's securities held to maturity and available for sale at September 30, 1995 are as follows:



                                          Securities Held to Maturity                    Securities Available for Sale

                                               Gross        Gross                              Gross         Gross
                                Amortized    Unrealized   Unrealized    Fair     Amortized   Unrealized   Unrealized     Fair
 (Dollars in millions)            Cost          Gains       Losses      Value      Cost         Gains       Losses      Value
 U.S. Treasury securities           $  135          $ 1         $-0-   $  136       $  437         $  3        $ (8)    $  432
 U.S. Government agency
    securities                         614            4          (1)      617           90            1          -0-        91
 Mortgage-backed securities            374            2          -0-      376        1,815          -0-         (38)     1,777
 Collateralized mortgage
    obligations                        412            3          (2)      413          348            1          (4)       345
 Corporate debt securities              60            1          (1)       60          189            1          (4)       186
 Marketable equity
    securities                         -0-          -0-          -0-      -0-          368          112          (9)       471
 Asset-backed securities               369            5          (1)      373          221            1          (1)       221
 Federal Home Loan Bank and
    Federal Reserve Bank
    stock                              -0-          -0-          -0-      -0-           76          -0-          -0-        76
 State and political
    subdivision securities             129            5          (1)      133            3          -0-          -0-         3
                                    $2,093          $21         $(6)   $2,108       $3,547         $119        $(64)    $3,602

5.  Mortgage Banking

Integra  adopted Financial  Accounting  Standards Board  (FASB) Statement  122
"Accounting for Mortgage Servicing  Rights" during the second quarter  of 1995
effective  as of January 1, 1995.   Statement 122 amends certain provisions of
Statement 65 "Accounting for  Certain Mortgage Banking Activities" to  require that rights  to service  mortgage loans for  others be recognized  as separate assets, whether acquired  through purchase or  origination of mortgage  loans.
Prior to adoption, the cost of mortgage servicing rights acquired through loan origination activities was not separately capitalized.  Statement 122 requires that  capitalized mortgage servicing rights  be evaluated for impairment based
on their fair value.   Impairment is recognized through a  valuation allowance
for each  stratum for the amount that exceeds  fair value.  Strata are defined based  on predominant risk characteristics  of the underlying  loans.  Integra





bases its strata on loan type and, within type, by loan rate intervals. Acquisition costs of mortgage servicing rights are deferred and amortized in proportion to and over the period of estimated net service fee income.

The effect on the Corporation from the adoption of Statement 122 for the nine months ended September 30, 1995 was an increase in pre-tax income of $2.7 million for the capitalization of the cost of mortgage servicing rights acquired through loan origination activities after December 31, 1994, and a reduction of $.8 million for the establishment of impairment reserves. No changes were made to previously reported net income.

The activity in the Corporation's capitalized mortgage servicing rights during the nine months ended September 30, 1995 is summarized as follows:

       (Dollars in thousands)
       Balance, December 31, 1994                            $24,062
       Additions:
             Bulk purchases                                    6,531
             Wholesale and retail origination
             activities                                        5,664
       Amortization                                           (3,613)
       Sales                                                  (3,162)
                                                              29,482
       Impairment reserves                                      (800)
       Balance, September 30, 1995                           $28,682

The estimated fair value of Integra's capitalized mortgage servicing rights at September 30, 1995 was $37.8 million, based on the present value of expected future cash flows using a discount rate commensurate with the risks involved. Impairment reserves totalling $.3 million were established upon adoption of Statement 122 in the second quarter and additional reserves of $.5 million were recorded in the third quarter of 1995 with no other activity occurring in the aggregate reserves.

5.  Shareholders' Equity

The following is a summary of changes in shareholders' equity during the first nine months of 1995:


                                                                                        Net
                                                                                     Unrealized                     Total
                                               Common       Capital     Retained       Gains       Treasury     Shareholders'
 (Dollars in thousands)                         Stock       Surplus     Earnings      (Losses)        Stock         Equity

 S>                                                                                                           <C





 Balance, December 31, 1994                     $33,592    $451,769     $518,346     $(113,402)    $(31,709)       $  858,596
 Net income                                                              119,993                                      119,993
 Common stock dividends, $1.45 per share                                 (47,547)                                     (47,547)
 Shares issued through stock plans,
          234,614 shares                                       (417)        (504)                     9,373             8,452
 Treasury stock purchased, 148,311 shares                                                            (6,117)           (6,117)
 Change in net unrealized gains (losses)
          on securities                                                                144,533                        144,533

 Balance, September 30, 1995                    $33,592    $451,352     $590,288     $  31,131     $(28,453)       $1,077,910

6.  Net Income Per Common Share

Net income per common share was computed as follows:

 (Dollars in                 Three Months Ended           Nine Months Ended
 thousands except               September 30,               September 30,
 per share data)                1995         1994           1995         1994

 Net income                  $39,847      $41,436       $119,993     $129,980
 Average number of
 common shares
 outstanding              32,893,015   33,519,969     32,806,089   33,496,596
 Common stock
 equivalents -
 dilutive effect of
 assumed exercise
 of stock options            300,652      327,659        276,282      333,656

 Average common
 shares outstanding
 - including common
 stock equivalent
 shares                   33,193,667   33,847,628     33,082,371   33,830,252
 Net income per
 common share                  $1.20        $1.22          $3.63        $3.84


                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
   Shareholders of Integra Financial Corporation:





We have reviewed the accompanying consolidated balance sheet of Integra Financial Corporation (Integra) and subsidiaries as of September 30, 1995 and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of Integra's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Integra Financial Corporation as of December 31, 1994, and the related consolidated statements of income, change in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 1995, we expressed an unqualified opinion on these consolidated financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Pittsburgh, Pennsylvania
October 16, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Integra entered into  an Agreement  and Plan of  Merger (the  Agreement)
dated  August 27,  1995 providing  for  the merger  of Integra  with and  into
National City  Corporation (National City).   As of the effective  time of the
merger, each outstanding share of Integra common stock  will be converted into
two shares of National  City common stock.   Based on  the September 30,  1995
market price of National City stock, the transaction has a value of $61.76 per
share for a total of $2.03 billion.   Consummation of the merger is subject to
a  number of  conditions including  receipt of  approval of  the Agreement  by shareholders  of Integra and National City, receipt of all required regulatory
approvals  and  receipt   of  opinions  of   legal  counsel  and   independent
accountants.  None of the required regulatory approvals has yet been obtained.
Under the  Agreement, Integra will operate its business in the ordinary course


and use its commercially reasonable efforts to preserve intact its business organization. The transaction is expected to close in the second quarter of 1996.

      National City is a registered bank holding company with headquarters in Cleveland, Ohio. At September 30, 1995, National City had total consolidated assets of $34.84 billion and total consolidated deposits of $24.47 billion. National City conducts a general retail and commercial banking business through its bank subsidiaries, which operate in Ohio, Indiana and Kentucky.

Results of Operations

      Net income for the third quarter of 1995 was $39.8 million or $1.20 per common share compared to net income of $41.4 million or $1.22 per common share for the third quarter of 1994. For the first nine months of 1995 net income totalled $120.0 million or $3.63 per common share compared to $130.0 million or $3.84 per common share for the same period a year ago. The 1995 results include a one-time charge of $10.5 million for a special assessment expected to be levied in January 1996 on deposits insured by the Savings Association Insurance Fund (SAIF) partially offset by a $5.3 million premium refund on deposits insured by the Bank Insurance Fund (BIF) recorded in non-interest expense in the third quarter. Also impacting 1995 earnings were lower net interest income, a reduced provision for loan losses, increased non-interest income and higher non-interest expense compared to the prior year.

      Net interest income decreased $6.5 million or 5% for the third quarter of 1995 and $18.1 million or 5% for the nine months ended September 30, 1995 compared to the same periods of 1994. Net interest income was negatively affected by increased funding costs from higher short-term interest rates compared to last year and a shift in the mix of deposits from savings and money market accounts into higher cost time deposits. Integra's net interest margin declined during the third quarter of 1995 to 3.81% from 3.88% in the second quarter of 1995 and 4.30% in the third quarter of 1994. The margin for the first nine months of 1995 and 1994 was 3.88% and 4.23%, respectively. The cost of interest bearing liabilities increased more than the yield on earning assets as a result of interest rate levels with higher short-term rates driving up funding costs, and only slightly higher longer term rates limiting asset repricing. Additionally, competitive pressures influenced loan pricing and deposit mix.

      Total interest income increased $33.7 million for the third quarter of 1995 compared to 1994 and $90.3 million for the year-to-date periods. Higher interest income was attributable to increases in the average yield and balance of earning assets. The yield on earning assets rose to 8.03% for the first nine months of 1995 from 7.44% for the same period in 1994 due to a higher level of market interest rates. Additionally, the yield on securities was positively impacted by changes in the mix and lengthening the duration of the portfolio. Average earning assets increased $604.5 million or 5% for the nine months ended September 30, 1995 over the 1994 period. Increases occurred in residential real estate and consumer loans and securities.

      Interest  expense  increased $40.3  million and  $108.4 million  for the three and nine months ended September 30, 1995, respectively, compared  to the
same periods in 1994.   Average interest bearing liabilities  increased $677.8
million or  6% year-to-date  1995 compared to  the same  period of 1994.   The
average  cost of interest bearing funds was  4.80% in the first nine months of
1995, up from 3.78% in  the corresponding 1994 period.   A shift from  savings
and  money  market accounts  into more  costly  time and  premium-priced money market  deposits contributed to the upward funding costs.  Additionally, steps


to manage interest rate sensitivity with longer term funding added to the higher cost of borrowings.

      The margin is expected to improve in the fourth quarter of 1995 as a result of an increased yield on earning assets from anticipated consumer loan growth and the improved securities portfolio yield, and a lower cost of interest bearing liabilities based in part on forecasted core deposit growth.

      The provision for loan losses was $4.0 million for the third quarter of 1995 and $12.0 million year-to-date compared to $6.0 million and $24.0 million for the third quarter and first nine months of 1994. The reduction in the provision was driven by continued improvement in measurements of asset quality.

      Net securities gains were $8.8 million and $17.0 million for the three and nine months ended September 30, 1995, respectively, compared to gains of $.7 million and $19.1 million for the same periods in 1994. The 1995 gains were realized in the normal course of portfolio management and were composed of $21.1 million net gains on equity securities and $4.1 million net losses on debt securities. Equity securities gains resulted primarily from a strong stock market and were realized mainly on bank common stocks. Net losses on debt securities occurred on U.S. Treasury securities called under covered options written by Integra, and sales of balloon and convertible variable rate mortgage-backed securities and corporate debt securities. Proceeds were reinvested in higher yielding securities.

      Total  non-interest  income increased  $3.1  million  or  11% and  $14.5 million or 17% for the three and nine months ended September 30, 1995, respectively, from the same periods in the prior year. The higher income for the year-to-date period was mainly attributable to a $5.5 million gain from the sale of mortgage servicing and $3.2 million of gains on consumer finance loans sold. Additionally, service charges on deposit accounts and other service charges and fees increased in 1995 with growth occurring primarily in automated teller machine, credit card and nonsufficient fund fees.

      Trust income increased slightly during the third quarter of 1995 and $1.1 million during the first nine months of the year from the same periods a year ago due to a change in 1995 to accrual of management fees relating to employee benefit plans previously accounted for on a cash basis and the positive impact of an increase in the market value of trust assets to $8.73 billion at September 30, 1995 from $8.41 billion a year ago.

      Mortgage banking income increased in 1995 due to the first quarter gain on the sale of $426.4 million of mortgage servicing and the adoption of Financial Accounting Standards Board (FASB) Statement 122. The effect of Statement 122 for the nine months ended September 30, 1995 was $1.9 million which consisted of an increase in mortgage banking income of $2.7 million for the capitalization of the cost of mortgage servicing rights partly offset by $.8 million of impairment reserves. The mortgage banking portfolio of loans serviced for others totalled $3.65 billion and $3.72 billion at September 30, 1995 and 1994, respectively. Integra buys and sells servicing periodically as part of its normal mortgage banking activities. During the first nine months of 1995, $435.4 million of servicing was purchased. Integra sold loans on a flow basis with servicing released totalling $119.9 million in the second and third quarters of 1995 under a nine month commitment expiring in January 1996 to sell a minimum of $150.0 million of loans.

      Other non-interest income increased $.3 million and $3.4 million for the three and nine months ended September 30, 1995, respectively, compared to  the same periods in the prior year.  In the second quarter of 1995 $3.2 million of


gains were recognized on $37.3 million of consumer finance loans sold and in the first quarter of 1995 non-recurring income of $1.2 million relating to foreclosed assets was recorded. In the first nine months of 1994, other non-interest income included $.8 million of one-time recoveries and settlements and $1.1 million of fees recognized in connection with writing covered call options on U.S. Treasury securities compared to $.4 million in 1995. In addition, other non-interest income increased in 1995 over 1994 due to higher operating lease income from expanded activity of a commercial leasing subsidiary.

      Total non-interest expense increased $10.5 million and $25.7 million for the three and nine months ended September 30, 1995 compared to the same periods a year ago due primarily to higher Federal Deposit Insurance Corporation (FDIC) premium expense. Other contributing factors were normal employment cost increases and higher occupancy and equipment expenses.

      FDIC premium expense increased $5.4 million and $5.6 million for the three and nine months ended September 30, 1995, respectively, compared to the same periods a year ago. In August 1995, the FDIC lowered the BIF insurance rate for healthy banks from 23 cents to 4 cents per hundred dollars of eligible deposits retroactive to June 1, 1995. During the third quarter of 1995, a premium refund on deposits reflecting this rate reduction was received totalling $5.3 million, of which $1.3 million related to the second quarter of 1995. The SAIF premium rate remains at 23 cents, however, the FDIC is expected to levy in January 1996 a one-time assessment on SAIF deposits for which Integra accrued 66 cents per hundred dollars of deposits or $10.5 million in the third quarter of 1995. Approximately $1.60 billion of Integra's deposits are assessed the SAIF premium rate. Such deposits were purchased from or obtained in acquisitions of savings institutions.

      Total compensation and employee benefit costs increased $1.2 million and $11.4 million for the three and nine months ended September 30, 1995, respectively, compared to the year ago periods. Charges relating to an early retirement program offered as part of corporate restructuring totalled $3.6 million for the nine months ended September 30, 1995. Normal employment and benefit cost increases were also contributing factors to the higher expense in 1995.

      Year-to-date net occupancy expense decreased in 1995 from the prior year due to lower repairs and maintenance costs relating mainly to branch offices. During the third quarter of 1995, net occupancy exceeded the same quarter a year ago as a result of new leasing arrangements for office space primarily for administrative functions of the banking subsidiary. Higher furniture and equipment expenses in the current year compared to 1994 resulted from increased computer hardware and software maintenance costs and depreciation expense on a higher balance of assets held by a commercial leasing subsidiary.

      Gains of $1.5 million recognized during the first quarter of 1995 on sales of commercial properties previously held in other real estate owned lowered foreclosed asset expense for the year-to-date period. Similarly, $2.0 million of gains occurred during the second quarter of 1994. Excluding these gains, foreclosed asset expense decreased in 1995 over the prior year as holdings of other real estate owned declined.

      Amortization of intangible assets increased in the three and nine months ended  September  30,  1995 compared  to  the  same  periods  in 1994  due  to amortization  of  goodwill  relating  to the  Lincoln  Savings  Bank (Lincoln)
acquisition.   Other  non-interest  expense  increased  $2.2 million  for  the quarter  and  $7.3  million for  the  nine months  ended  September  30, 1995, respectively, compared to the same periods in the previous year due largely to





consulting fees related to revenue enhancement, human resource and corporate reorganization projects and normal operating cost increases.

      The Corporation recorded federal income taxes of $15.4 million and $47.5 million for the three and nine months ended September 30, 1995, respectively, compared to $17.7 million and $56.9 million for the three and nine months ended September 30, 1994, respectively. The decrease in the tax provision during 1995 resulted primarily from a lower level of taxable earnings. An effective tax rate of approximately 28% is expected for the final quarter of 1995.

      Integra merged its three retail banks under a single state charter effective May 25, 1995 as part of its plans to restructure the Corporation into five separate industry groups. The banking industry group consists of ten community bank markets within western Pennsylvania. The reorganization was not designed to be a cost-cutting measure, and expense reductions in certain business lines are expected to offset increased expenses in growth-oriented businesses.


Interest Rate Sensitivity and Liquidity

      The objective of asset/liability management at Integra is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. The Asset/Liability Management Committee is responsible for managing interest rate risk within tolerable limits as established in the Corporation's policy. Interest rate risk is measured and managed based primarily on information provided by an earnings simulation model that is used to project the effect of upward and downward changes in interest rates on net interest income and net income. Included in the simulations are such variables as loan and deposit volume and mix, spreads, prepayments and maturities, repricing and other balance sheet characteristics and assumptions which might impact the Corporation's expected performance results under various market conditions. The sensitivity of off-balance sheet derivative financial instruments to changing interest rates is also monitored in the model. One method to measure the sensitivity of net interest income to interest rate changes is through comparison of a base simulation that holds market interest rates constant to simulations of upward movements in market rates. As of September 30, 1995, in gradually rising 100 and 200 basis point scenarios, net interest income over a twelve month period would decrease by 2.1% and 4.3%, respectively. The comparable estimates at June 30, 1995 were 1.5% and 3.5% for 100 and 200 basis point gradually rising rates, respectively. Due to the perceived remote possibility of rising rates, the Corporation allowed its liability sensitive position to increase somewhat during the third quarter by lengthening the duration of the securities portfolio and through growth in new, premium-priced money market accounts. An increase in liability sensitivity enhances the potential benefit of declining interest rates. Current expectations are for a relatively stable to slightly lower interest rate environment.

      Integra views  derivative financial  instruments, such as  interest rate swaps and  caps and  forward commitments, as  alternatives, both on-  and off-
balance sheet,  to manage interest rate  sensitivity and, to a  lesser degree, liquidity and capital adequacy.  The Corporation uses derivatives for interest
rate  risk management  in  accordance with  its  policy guidelines.    Integra
assesses the effectiveness of interest rate swaps and caps, which are  entered
into  specifically  to  hedge/alter  groups   of  assets  or  liabilities,  in





conjunction  with its  overall  interest  rate  sensitivity analyses.    These
analyses are performed as part of strategy development as well as to provide ongoing monthly evaluations.

      Management utilized interest rate swaps to hedge/alter certain designated securities, deposits and long-term debt by changing their interest rate repricing characteristics. Interest rate caps were purchased to reduce the impact of then-anticipated increases in interest rates on short-term borrowings. The following table summarizes the change in notional principal amount of interest rate swaps and caps during the nine months ended September 30, 1995:

                                           Interest Rate Swaps                       Interest Rate Caps

                                           Index                             Forward
 (Dollars in millions)                Amortizing     Other      Total          Start        Other      Total

 Balance, December 31, 1994                $981      $160      $1,141              -       $1,000     $1,000
 New agreements                               -         -           -           $200          100        300
 Amortization                              (190)        -        (190)             -            -          -

 Terminations                              (200)        -        (200)             -            -          -
 Maturities                                   -       (60)        (60)             -            -          -

 Balance, September 30, 1995               $591      $100        $691           $200       $1,100     $1,300

      For  index  amortizing swaps,  the notional  amount  is unchanged  for a specified period after which, based on the level of the index at each quarterly reset date, the contract will mature, amortize, or continue at its full notional amount. In the second quarter of 1995, $200.0 million interest rate swaps that hedged/altered consumer loans were terminated, resulting in an immaterial loss which was expensed. Although the hedging strategy was effective, the swaps were terminated as part of the asset/liability management process due to the volatility of interest rates.

      The following table summarizes maturities, weighted average interest rates received and paid and estimated fair value of interest rate swaps and caps as of September 30, 1995:


                                                                                                    Estimated
                                                                  Reset/Maturity                      Fair
 (Dollars in millions)                               1995         1996         1997        Total      Value

 S>                                                                                               <C





 Index amortizing swaps
 Notional amount by hedged/altered
 category:
          Securities available for sale             $191         $100                      $291          $(4)
          Deposits                                   100          200                       300           (3)
                                                    $291         $300                      $591          $(7)
 Reference rate (1)                                 4.53%        5.35%                     4.95%
 Weighted average final maturity in years            2.4          3.4                       2.9
 Fixed receive rate                                 4.94%        5.85%                     5.40%
 Floating pay rate                                  5.90%        5.96%                     5.93%


 Other swaps
 Notional amount by hedged/altered
          category:
                  Long-term debt                                 $100                      $100          $(1)
 Fixed receive rate                                              5.12%                     5.12%
 Floating pay rate                                               6.25%                     6.25%


 Interest rate caps
 Notional amount                                  $1,000                      $100       $1,100            -
 Reference rate (2)                                 6.00%                     7.00%        6.09%
 Floating index rate                                5.89%                     5.88%        5.89%


 Forward start caps (3)
 Notional amount                                                 $200                      $200            -
 Reference rate (2)                                              7.00%                     7.00%

 (1) When LIBOR is at or below this level on initial maturity or quarterly reset dates, swap experiences 100% amortization.
 (2) Interest is received based on differential of floating index rate over fixed reference rates; no payment is received if index rate is below reference rate.
 (3)     Commence November 1995.

         Floating rates, which are based on LIBOR for all agreements, represent rates in effect on September 30, 1995. Subsequent changes in LIBOR rates will affect all floating rates and actual amortization and maturities of index
amortizing swaps.   Maturity information reflects  contractual terms based  on rates on September 30, 1995. Index amortizing swaps are included in the table at their initial maturity dates or, if beyond, their next quarterly reset dates. While terms of index amortizing swaps may extend beyond the quarterly reset dates in the table, amortization is anticipated to accelerate based on
expectations for a  lower LIBOR level.   As  of September 30,  1995, based  on
Integra's interest  rate sensitivity analysis, the  estimated weighted average
expected life  of the index  amortizing swap portfolio  was 1.3 years.   A 300
basis point upward movement in interest rates could extend the expected average life to 2.9 years.

      The fair  value of  derivatives changes with  shifts in  market interest rates  and should be considered in the context of the entire balance sheet.  A mark to market evaluation is performed at least monthly on interest rate swaps





and caps. The estimated fair value of interest rate swaps and caps, which represents the amount the Corporation would pay, or receive if a gain, to terminate the agreements was a net unrealized loss of $8.3 million at September 30, 1995 compared to a net unrealized loss of $73.3 million at December 31, 1994. The improvement in fair value during the nine months reflected the decline in market interest rates and the financial market's expectation for stable interest rates. The unrealized loss on interest rate swaps that hedge/alter securities available for sale of $4.4 million was recorded as part of the net unrealized gain/loss on the underlying securities in accordance with FASB Statement 115. At September 30, 1995, the fair value of interest rate caps was positive $.2 million, unamortized premiums paid for the interest rate caps were $2.3 million with an unrealized loss of $2.1 million.

       Integra receives fixed and pays floating interest rates on all of its swaps. The impact on net interest income of swaps will increase or be positive during periods of declining rates and decrease or be negative in periods of rising rates. Caps will contribute to net interest income in periods of rising rates. Any negative effect of Integra's caps on net interest income is limited to amortization of the upfront premiums paid. The effect of interest rate swaps and caps on net interest income and the margin for the nine months ended September 30, 1995 and 1994 was as follows:

                                     Nine months ended September 30,

 (Dollars in millions)                   1995                1994

 Increase (decrease) in:
       Interest income                  $(4.0)               $4.3
       Interest expense                  (5.9)                2.8
       Net interest income              $(9.9)               $7.1

       Net interest margin              (.10%)               .07%

      Based on management's interest rate forecast, the effect of interest rate swaps and caps on net interest income and the margin for the fourth quarter of 1995 is anticipated to remain negative but improve as index amortizing swaps continue to amortize and $1.0 billion of caps expire. The anticipated impact on the net interest margin for the year 1995 of caps and swaps is estimated to be negative eight basis points compared to negative ten basis points in the above table for the first nine months of 1995.

      The Corporation utilizes off-balance sheet financial instruments in the form of forward commitments in conjunction with its mortgage banking activities. Forward commitments are used to hedge the interest rate risk from the time residential real estate loans are committed to until they are sold in the secondary mortgage market. On September 30, 1995, the Corporation had $179.4 million of forward commitments to sell mortgage-backed securities and $4.0 million option contracts outstanding.

      Integra  manages its  liquidity position  by continually  evaluating its funding needs and the costs and terms of funding sources.  The Corporation has sufficient  sources of  funds available  at  all times  to  meet its  routine,





operational cash needs by virtue of its monetary assets and liabilities. Long-term sources of funds include debt issued in the financial market and FHLB borrowing programs. Short-term borrowings in the form of FHLB advances and securities sold under agreements to repurchase have been regular financing sources for Integra. In the second quarter of 1995, a $2.00 billion bank note program was established and $100.0 million in senior bank notes were issued. Also in 1995, Integra became more active in the federal funds purchased and broker repo markets and has the availability of other sources of funding such as brokered certificates of deposit.

      Cash for operating activities is provided by net income adjusted for noncash related items such as depreciation and amortization expense and provision for loan losses. Cash was used for investing activities for the first nine months of 1995 largely to fund growth in securities, loans and short-term investments. Additionally, net cash of $46.7 million was used to fund the purchase of Lincoln on January 5, 1995. Financing activities provided cash from net increases in long-term debt, time deposits and short-term borrowings partly offset by outflows in demand and savings deposits.


Financial Condition

      Integra's total assets were $14.58 billion at September 30, 1995, an increase of $821.8 million from December 31, 1994. The higher asset level resulted from an increase in securities and loans and the Lincoln acquisition on January 5, 1995.


Loans. Loans, net of unearned income, increased $283.8 million to $7.88 billion at September 30, 1995 from $7.60 billion at December 31, 1994. During the third quarter of 1995, Integra experienced loan growth of $168.8 million or 9% on an annualized basis, primarily in consumer and residential real estate loans. The Lincoln acquisition added $120.2 million of loans comprised of $67.7 million residential real estate, $36.4 million commercial real estate, $10.5 million commercial, $3.5 million consumer and $2.1 million designated for sale. Loan growth is anticipated for the last quarter of 1995 primarily in consumer, residential and commercial loans to small businesses.

      The composition of loans is shown in the following table:

                            September 30,    December 31,       Increase
 (Dollars in millions)               1995            1994      (Decrease)

 Commercial                        $1,161          $1,452          $(291)
 Real estate:
       Construction                   163             153             10
       Commercial                     929             722            207
       Residential                  2,173           1,986            187
 Consumer                           3,474           3,295            179
 Lease finance                         85              86             (1)
                                    7,985           7,694            291





 Unearned income                     (103)            (96)            (7)
       Total, net of
       unearned income             $7,882          $7,598          $ 284

      The apparent fluctuation in commercial and commercial real estate loans was in large measure due to reclassifications resulting from a corporate-wide project to correct certain loan system coding inconsistencies relating to various mergers in prior years. Commercial and commercial real estate loans declined in total by $83.2 million during the first nine months of 1995 largely as a result of sales of nonstrategic out-of-market loans obtained in a merger. During the nine months ended September 30, 1995, Integra sold $61.8 million of such loans which essentially eliminated the portfolio of nonstrategic out-of-market loans.

      Residential loans increased during 1995 from a higher volume of loan originations due to greater market demand. During the first nine months of 1995, $68.9 million of permanent construction and $76.1 million of variable rate real estate portfolio loans were sold servicing retained by the mortgage banking subsidiary at gains of $1.5 million, which were included in mortgage banking income. Consumer loans increased in 1995 due mainly to originations of home equity, consumer finance, education and indirect automobile loans. This growth was somewhat offset by sales of $37.3 million of consumer finance loans at gains totalling $3.2 million. Integra's consumer finance business, which consists of collateral-based, nonconforming lending, is conducted through a subsidiary, Altegra Credit Company. The Corporation is expanding this line of business in states generally east of the Mississippi River with seven direct lending offices opened through September and plans for seven more in 1995. Sales of consumer finance loans may occur from time to time to cover expansion costs.

Nonperforming Assets. Nonperforming loans declined from $83.2 million at September 30, 1994 to $60.7 million at September 30, 1995. Nonperforming assets decreased to $75.2 million at September 30, 1995 from $97.7 million at December 31, 1994 and $119.3 million a year ago. The $22.5 million decrease in nonperforming assets from year end 1994 was due in part to sales of nonperforming assets consisting of $8.6 million of nonperforming loans located outside of Integra's market area sold in the second quarter and $10.8 million of other real estate owned sold in the first quarter. The ratio of nonperforming assets to loans plus foreclosed assets was .95% at September 30, 1995, down from 1.59% a year ago and 1.28% at December 31, 1994.

      The following table presents the composition of nonperforming assets and past due loans at the dates indicated:

                                 September 30,   December 31,   September 30,
 (Dollars in thousands)                   1995           1994            1994

 S>                                                           <C





 Nonaccrual loans                     $ 60,631       $ 63,071        $ 80,774
 Renegotiated debt                          63          2,392           2,452
      Total nonperforming
       loans                            60,694         65,463          83,226
 In-substance foreclosures (1)             -0-          6,140           7,449
 Other real estate owned                14,547         26,089          28,663
      Total foreclosed assets           14,547         32,229          36,112
      Total nonperforming
       assets                           75,241         97,692         119,338
 Loans past due 90 days or
     more and still accruing            27,656         23,412          24,080
 Total nonperforming assets
     and past due loans               $102,897       $121,104        $143,418

(1)       In-substance foreclosures were  reclassified to nonaccrual  loans upon the  adoption of FASB
      Statement 114 as of January 1, 1995.


Reserve for Loan Losses. The Corporation's loan loss reserve at September 30, 1995 was $221.8 million or 2.81% of total loans compared to $241.4 million or 3.23% of total loans at September 30, 1994. The reserve to nonperforming loans ratio was 365% at September 30, 1995, up from 290% a year earlier. Net loan charge-offs for the nine months ended September 30, 1995 and 1994 were $30.1 million and $24.5 million, respectively. The 1995 net charge-offs included $16.1 million related to non-strategic, primarily out-of-market, loans. The remaining, normal charge-offs of $14.0 million were slightly above the year-to-date provision for loan losses of $12.0 million. Integra's management believes that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

      The following table details the activity in the loan loss reserve and information regarding the relationship of the reserve to loans, nonperforming loans and nonperforming assets and the ratio of net charge-offs to average loans for the nine months ended September 30, 1995 and 1994.

                                              Nine Months Ended September 30,

 (Dollars in thousands)                                1995             1994
 S>                                                          <C





 Reserve balance, beginning of period              $237,433         $241,901
 Provision for loan losses                           12,000           24,000
 Loan charge-offs:
       Commercial                                    (7,933)         (16,742)
       Real estate:
             Construction                              (220)            (328)
             Commercial                             (16,108)          (7,724)
             Residential                               (846)            (386)
       Consumer                                     (17,485)         (18,165)
       Lease finance                                    (63)             (86)
 Total loan charge-offs                             (42,655)         (43,431)
 Loan recoveries:
       Commercial                                     6,281           12,942
       Real estate:
             Construction                                 1              -0-
             Commercial                                 731              515
             Residential                                 53               21
       Consumer                                       5,501            5,416
       Lease finance                                     14               52
 Total loan recoveries                               12,581           18,946
 Net loan charge-offs                               (30,074)         (24,485)
 Reserve of acquired company                          2,450              -0-
 Reserve balance, end of period                    $221,809         $241,416


 Loan loss reserve to loans                            2.81%            3.23%
 Loan loss reserve to nonperforming loans            365.45           290.07
 Loan loss reserve to nonperforming assets           294.80           202.30
 Net loan charge-offs to average loans                  .52              .45

Securities. Securities available for sale and held to maturity totalled $5.69 billion at September 30, 1995, up from $5.24 billion at December 31, 1994. The held to maturity portfolio increased $546.4 million during the nine month period and available for sale securities declined by $93.5 million. The securities portfolio was restructured through purchases, most of which were classified as held to maturity, that included callable agency securities, asset-backed securities and collateralized mortgage obligations, and sales of available for sale securities consisting mainly of mortgage-backed securities, primarily variable rate for which prepayment risk was a concern, and U.S. Treasury securities. Increasing the held to maturity portfolio was not an intended goal, but resulted from the types of securities that were purchased based on market opportunities during the period. These transactions had the effect of lengthening the duration of the securities portfolio and improving the yield on average securities which rose eight basis points in the third quarter of 1995 over the second quarter, excluding the impact to the yield of net unrealized gains/losses on securities available for sale.

      Net unrealized losses on securities available for sale at December 31, 1994 of $168.6 million improved during the first nine months of 1995 to $55.0 million net unrealized gains at September 30, 1995 as market interest rates declined. The quarter end net unrealized gain was comprised of $102.7 million unrealized gain on equity securities and $47.7 million unrealized loss on debt securities.





      The composition of the Corporation's securities held to maturity at amortized cost and securities available for sale at fair value is shown in the following table:

                                    September 30, 1995    December 31, 1994
                                    Held to   Available   Held to   Available
 (Dollars in millions)             Maturity    for Sale  Maturity    for Sale

 U.S. Treasury securities            $  135      $  432    $  125      $  577
 U.S. Government agency
      securities                        614          91       424         164
 Mortgage-backed securities             374       1,777       242       1,849
 Collateralized mortgage
     obligations                        412         345       384         278
 Corporate debt securities               60         186        17         225
 Marketable equity securities           -0-         471       -0-         348
 Asset-backed securities                369         221       258         146
 Federal Home Loan Bank and
      Federal Reserve Bank stock        -0-          76       -0-         107
 State and political
      subdivision securities            129           3        96           1
 Other securities                       -0-         -0-       -0-           1
 Total securities                    $2,093      $3,602    $1,546      $3,696


      As of September 30, 1995, mortgage-backed securities and collateralized mortgage obligations in total represented 51% of Integra's securities portfolio. These mortgage-related securities are impacted by the effects that changing interest rates have on the level of prepayments. Such susceptibility to prepayment variations is factored into Integra's interest rate sensitivity analysis. The weighted average expected lives of fixed rate mortgage-backed securities and collateralized mortgage obligations were 4.7 years and 3.2 years, respectively, as of September 30, 1995. A 300 basis point upward movement in interest rates could extend the expected average lives to 5.9 years and 5.0 years for fixed rate mortgage-backed securities and collateralized mortgage obligations, respectively. Stress tests are performed at least quarterly in which 100, 200 and 300 basis point instantaneous up and down interest rate movements are evaluated. Included in U.S. government agency securities held to maturity as of September 30, 1995 were $10.0 million in structured notes, a decline of $216.5 million from June 30, 1995. Structured notes were called by the issuer agencies during the third quarter due to interest rate levels.

      Integra  writes   covered  call  options  primarily   on  U.S.  Treasury
securities  in connection  with its  securities  activities.   The Corporation
writes such options with  the objective of enhancing the  performance of fixed income  securities when market conditions, such  as anticipated periods of low volatility, warrant  such activities.  During  the first nine months  of 1995, premium fee income  of $.4 million  was recognized  in non-interest income  on
expired  options compared to $1.1 million  in the 1994 period.   A net loss on
options exercised  of $2.7 million was included in net securities gains in the
1995  year-to-date period compared to  a net loss of $1.3  million in the 1994





period.   A call option written  on $30.0 million of  U.S. Treasury securities was outstanding on September 30, 1995 with deferred fees of $.1 million. The contract expires in October 1995.

Liabilities. Total liabilities were $13.50 billion at September 30, 1995, up $602.5 million from the December 31, 1994 level. Increases occurred in long-term debt, short-term borrowings and deposits.

Deposits. Total deposits increased $128.8 million to $10.21 billion at September 30, 1995 from $10.08 billion at December 31, 1994. Integra obtained $159.6 million of deposits in the Lincoln acquisition, including $84.5 million of time deposits and $46.3 million of savings accounts. During the nine months of 1995, Integra experienced a shift in its deposit mix into time deposits out of savings and demand accounts. This industry-wide trend occurred as depositors were attracted by the higher rates on time deposits which moved up as a result of the rise in market interest rates which typically impacts deposit pricing on a time lag. Growth in time deposits occurred mainly in certificates with terms between twelve and 24 months. Non-interest bearing demand deposits declined in the nine month period of 1995 due in part to the reclassification to money market deposits of escrow accounts with limited monthly transactions totalling $60.9 million at September 30, 1995 held in conjunction with Integra's mortgage banking business. During the third quarter of 1995, a new type of money market account linked to existing interest bearing demand accounts was established. Balances of accounts that do not exceed maximum transaction levels and which are in excess of the amounts needed to cover each customer's historic activity level are transferred from the demand accounts to the related money market accounts, with the effect of lowering the requirement for reserves that must be maintained by Federal Reserve member banks. Such balances, which are paid the interest bearing demand account rate, totalled $710.2 million at September 30, 1995 and are included in the following table with interest bearing demand. Integra's money market deposits increased in 1995 with the promotion of a preferred investment account which offers customers higher rates on accounts with balances over $25,000. Integra considers its retail funding base to be stable.

      The composition of deposits is shown in the following table:

                                    September 30,   December 31,   Increase
 (Dollars in millions)                       1995           1994  (Decrease)


 Non-interest bearing demand              $ 1,342        $ 1,488       $(146)
 Interest bearing demand                      874            946         (72)
 Savings                                    1,033          1,086         (53)
 Money market                               1,822          1,650         172
 Time deposits under $100,000               4,505          4,342         163
 Time deposits of $100,000 or
     more                                     636            571          65
 Total deposits                           $10,212        $10,083       $ 129





Borrowings. During the nine months of 1995, the Corporation extended the terms of wholesale borrowings to manage its liability sensitivity. Average short-term borrowings declined slightly and long term debt increased for the nine month period of 1995 compared to 1994.

      Short-term borrowings increased $206.2 million from December 31, 1994 to September 30, 1995 and the mix of short-term funds changed, with increases of $290.4 million in securities sold to brokers under agreements to repurchase, $200.4 million in federal funds purchased and $134.8 million in FHLB advances partly offset by a decline of $441.7 million in securities sold to FHLBs under agreements to repurchase. Integra became more active in the term federal funds and broker repo markets during 1995 as a part of its ongoing evaluations of funding alternatives. The Corporation's banking subsidiary established a brokered certificate of deposit program which had not been utilized as of September 30, 1995.

      The following table sets forth certain information regarding short-term borrowings of the Corporation, which are due in one year or less, for the periods indicated.

                                  Nine months ended          Year ended
 (Dollars in thousands)           September 30, 1995      December 31, 1994
                                             Weighted                Weighted
                                              Average                 Average
                                    Balance      Rate      Balance       Rate

 Securities sold under
 agreements to repurchase:
       Balance at end of
       period                    $1,083,984     5.64%   $1,164,076      5.49%
       Average during period      1,096,033     6.04     1,134,341      4.02
       Maximum month-end
       balance                    1,315,259              1,695,085

 FHLB advances:
       Balance at end of
       period                      $346,800     5.82%     $212,000      4.31%
       Average during period                               378,281      3.77
       Maximum month-end            250,066     5.89
       balance                      346,800                502,000
 Federal funds purchased:
       Balance at end of
       period                      $233,450     6.30%      $33,100      6.00%
       Average during period        194,133     6.14        39,863      4.50
       Maximum month-end
       balance                      310,440                 64,003

      Long-term debt  increased $206.8 million  or 20%  from year end  1994 to
$1.26  billion  at September  30,  1995.   Securities  sold  to  brokers under
agreements to repurchase increased $408.2 million somewhat offset by  a $263.3 million decrease in  long-term FHLB advances.  In the  second quarter of 1995,





$100.0 million of five year, 6.55% senior bank notes were issued under a $2.00 billion program.

Capital Resources. Shareholders' equity increased $219.3 million from $858.6 million at December 31, 1994 to $1.08 billion at September 30, 1995 due to a $144.5 million improvement in the after-tax net unrealized gains on securities available for sale and nine months 1995 net income of $120.0 million. Equity was reduced by cash dividends paid to shareholders of $47.5 million. On April 26, 1995, Integra's board of directors increased the quarterly dividend from $.45 to $.50 per share of common stock. This was Integra's third dividend increase in fifteen months. The fourth quarter dividend of $.50 per share is payable on December 1, 1995 to shareholders of record as of November 15, 1995. Common shares outstanding were 32,912,820 on September 30, 1995 compared to 32,826,517 shares on December 31, 1994 and 33,502,722 shares on September 30, 1994. Integra has repurchased its common stock under an existing stock repurchase program with two million shares authorized. During the first nine months of 1995, 148,311 shares of common stock were repurchased at an average price of $41.24. Since inception of the program in 1993, 1,099,518 shares have been purchased at an average cost of $41.93.

      Integra continues to maintain a strong capital position, with a leverage ratio of 6.91%, a tangible leverage ratio of 6.66%, a core capital to risk-weighted assets ratio of 11.18% and a total capital to risk-weighted assets ratio of 14.67% at September 30, 1995. All of the capital ratios exceeded current regulatory requirements for consideration as a "well capitalized" bank holding company which is the highest designation.

                                                 INTEGRA FINANCIAL CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED AVERAGE BALANCES AND NET INTEREST ANALYSIS


                                                        Three Months Ended September 30,
                                                 1995                                          1994
 (Dollars in thousands)         Daily           Interest       Average       Daily           Interest       Average
                                Average          Income/    Annualized      Average           Income/    Annualized
 ASSETS                         Balance       Expense(1)    Yield/Rate      Balance        Expense(1)    Yield/Rate
 Earning assets:
 Short-term investments       $   187,077       $  3,206         6.80%     $    17,894       $    227         5.04%
 Debt securities                5,329,259         89,235         6.70        4,864,302         77,650         6.38
 Equity securities                459,394          8,772         7.64          368,421          6,725         7.30
    Total securities            5,788,653         98,007         6.77        5,232,723         84,375         6.44

 Trading securities                25,345            329         5.15           74,351          1,008         5.38
 Loans held for sale              139,458          1,893         5.43          140,424          2,843         8.10
 Loans, net of earned
    income                      7,789,262        177,394         9.05        7,376,143        157,647         8.49
    Total earning assets       13,929,795        280,829         8.03       12,841,535        246,100         7.63
 Cash and due from banks          308,967                                      363,229
 Other assets                     575,179                                      537,087
 Reserve for loan losses         (224,724)                                    (244,730)
 Total assets                 $14,589,217                                  $13,497,121





 LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest bearing
    liabilities:
 Interest bearing demand      $   573,063          1,984         1.37      $    966,568         3,308         1.36
 Savings                        1,052,208          6,391         2.41         1,136,690         6,461         2.26
 Money market                   2,135,830         16,908         3.14         1,766,904        11,232         2.52
 Time deposits                  5,136,200         75,003         5.79         4,716,222        58,681         4.94
    Total interest
    bearing deposits            8,897,301        100,286         4.47         8,586,384        79,682         3.68
 Short-term borrowings          1,694,426         26,260         6.15         1,568,435        16,423         4.15
 Long-term debt                 1,362,007         21,575         6.30           797,989        11,732         5.85

    Total interest
    bearing liabilities        11,953,734        148,121         4.92        10,952,808       107,837         3.91
 Non-interest bearing
    deposits                    1,353,997                                     1,443,476
 Other liabilities                227,750                                       177,523
 Total liabilities             13,535,481                                    12,573,807
 Shareholders' equity           1,053,736                                       923,314
 Total liabilities and
    shareholders'equity       $14,589,217                                   $13,497,121

 Net interest spread                                             3.11%                                        3.72%
 Net interest income/Net
     interest margin                             132,708         3.81%                        138,263         4.30%
 Taxable equivalent
     adjustment                                    5,016                                        4,022
 Net interest income per
      financial
      statements                                $127,692                                     $134,241


 (1) Presented on a fully taxable equivalent basis.



                                                 INTEGRA FINANCIAL CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED AVERAGE BALANCES AND NET INTEREST ANALYSIS


                                                         Nine Months Ended September 30, 1995
                                                  1995                                           1994
 (Dollars in thousands)            Daily          Interest      Average         Daily          Interest       Average
                                   Average        Income/      Annualized       Average         Income/      Annualized
 ASSETS                           Balance        Expense(1)    Yield/Rate       Balance       Expense(1)     Yield/Rate
 Earning assets:
 Short-term investments          $   163,190        $  8,365         6.90%    $    28,433        $    816          3.83%
 Debt securities                   5,115,037         254,488         6.64       5,140,233         240,144          6.23
 Equity securities                   396,441          23,503         7.90         369,123          19,336          6.98





    Total securities               5,511,478         277,991         6.73       5,509,356         259,480          6.28
 Trading securities                   35,700           1,607         6.02          50,111           1,848          4.93
 Loans held for sale                  91,170           4,468         6.53         145,916           8,650          7.90
 Loans, net of unearned
    income                         7,760,292         522,777         9.00       7,223,536         451,575          8.35
    Total earning assets          13,561,830         815,208         8.03      12,957,352         722,369          7.44
 Cash and due from banks             324,921                                      367,207
 Other assets                        592,562                                      489,773
 Reserve for loan losses            (233,857)                                    (244,139)
    Total assets                 $14,245,456                                  $13,570,193


 LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest bearing
    liabilities:
 Interest bearing demand         $   804,789           8,017         1.33     $   976,774          10,135          1.39
 Savings                           1,087,189          19,471         2.39       1,144,881          19,481          2.28
 Money market                      1,821,674          42,988         3.06       1,813,253          33,000          2.43
 Time deposits                     5,153,458         219,692         5.73       4,650,665         170,794          4.91
    Total interest bearing
    deposits                       8,867,110         290,168         4.37       8,585,573         233,410          3.64
 Short-term borrowings             1,655,706          74,602         6.02       1,684,419          45,885          3.64
 Long-term debt                    1,183,381          55,601         6.28         758,399          32,732          5.76
    Total interest bearing
    liabilities                   11,706,197         420,371         4.80      11,028,391        $312,027          3.78

 Non-interest bearing
    deposits                       1,354,685                                    1,407,524
 Other liabilities                   206,457                                      175,645
    Total liabilities             13,267,339                                   12,611,560
 Shareholders' equity                978,117                                      958,633
    Total liabilities and
    shareholders' equity         $14,245,456                                  $13,570,193
 Net interest spread                                                 3.23%                                         3.66%
 Net interest income/Net
    interest margin                                  394,837         3.88%                       $410,342          4.23%
 Taxable equivalent
    adjustment                                        14,222                                       11,623
 Net interest income per
    financial statements                            $380,615                                     $398,719

 (1)     Presented on a fully taxable equivalent basis.

                                     PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      As of  September 30, 1995,  a number  of legal proceedings  were pending against Integra (some of which were formerly against Equimark Corporation).  A discussion of several  of these  proceedings was included  in Note  19 to  the





Consolidated Financial Statements filed in the Corporation's Annual Report on Form 10-K dated December 31, 1994.

      Class Action Suits. As more fully discussed in the Form 10-K, a second amended class action complaint was filed by plaintiffs in the United States District Court for the Western District of Pennsylvania on or about July 8, 1991, on behalf of purchasers of Equimark common stock during the period January 17, 1989 through October 25, 1990. The complaint alleges, among other things, violations of various provisions of the federal securities laws and state common law. The plaintiffs seek unspecified monetary damages as well as declaratory and injunctive relief. The case had been in discovery since 1993. Trial has been scheduled to begin in April 1996.

      Truth-in-Lending Act Class Action Suit. As more fully discussed in the Form 10-K, Altegra Credit Company, a subsidiary of Integra and formerly known as American Financial Corporation of Tampa (AFC), was named as the defendant in an action entitled Stone v. American Financial Corporation of Tampa, filed in the United States District Court for the Middle District of Florida. Plaintiffs allege that AFC engaged in a pattern and practice of buying consumer loans wherein overnight messenger fees were improperly included in the amount financed instead of in the finance charge as required by the Truth-in-Lending Act and Federal Reserve Board Regulation Z. Plaintiffs seek unspecified compensatory damages, attorneys' fees, loan rescission and costs. Legislation was enacted which would, in effect, prevent plaintiffs other than the named plaintiffs from receiving any relief. However, plaintiffs have filed an amended complaint alleging violations of the Truth-in-Lending Act, State Unfair and Deceptive Trade Practices Acts, and the Racketeering Influenced and Corrupt Organizations Act.

      Altegra Truth-in-Lending Class Actions: Hall, et al v. Altegra Credit Company, et al and American Financial Corporation v. Jones. Altegra is also a defendant and a counterclaim defendant in the above putative class actions alleging that Altegra, through and in conjunction with its correspondents, so-called "pass through lenders", has engaged in a pattern and practice of "predatory" lending that in numerous ways violate federal and state consumer protection laws. At this time, Altegra has moved to dismiss the complaint and counterclaim. Classes have not been certified. Altegra cannot now assess the risk of a material adverse impact from these suits.

Items 2 through 5.  Not applicable pursuant to the instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

2 Agreement and Plan of Merger dated as of August 27, 1995 between National City Corporation and Integra Financial Corporation, which is
      Exhibit 99(a) to Form 8-K dated August 27, 1995, is incorporated herein by reference.

15 Awareness letter from Coopers & Lybrand L.L.P. regarding unaudited interim financial information for the nine month period ended September 30, 1995.

27    Financial Data Schedule





(b) Reports on Form 8-K

            Integra filed a report on Form 8-K dated August 27, 1995 to disclose that Integra entered into an Agreement and Plan of Merger providing for the merger of Integra with and into National City Corporation.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTEGRA FINANCIAL CORPORATION
(Registrant)



Dated:  November 8, 1995      By   /s/ Gary E. Wolbert

                                    Gary E. Wolbert
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)

                         Integra Financial Corporation
                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1995

                                 Exhibit Index



Exhibit
Number      Description and Reference

15 Awareness letter from Coopers & Lybrand L.L.P. regarding unaudited interim financial information for the nine month period ended September 30, 1995

27    Financial Data Schedule