Form 10-K
period 1995-12-31
INTEGRA FINANCIAL CORP
filed 1996-02-01
CIK 831231

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1995

                         Commission File Number 0-17452


                          INTEGRA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


   COMMONWEALTH OF PENNSYLVANIA                    25-1597793
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification Number)

   Four PPG Place, Pittsburgh, Pennsylvania        15222-5408
   (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including area code:        (412) 644-7669

   Securities registered pursuant to Section 12(b) of the Act:
   Common Stock, par value $1.00 per share        New York Stock Exchange
   (Title of Class)                                (Name of exchange on which
                                                   class is listed)

   Securities registered pursuant to Section 12(g) of the Act:   None


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of December 31, 1995, the Corporation had 33,012,695 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates on that date was approximately $1,667,930,584.

                          INTEGRA FINANCIAL CORPORATION


                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1995


                                      INDEX

   Part I

   Item 1.           Business

   Item 2.           Properties

   Item 3.           Legal Proceedings

   Item 4.           Submission of Matters to a Vote of Security Holders

   Part II

   Item 5.           Market for Registrant's Common
                       Equity and Related Stockholder Matters

   Item 6.           Selected Financial Data

   Item 7.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations

   Item 8.           Financial Statements and Supplementary Data

   Item 9.           Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

   Part III

   Item 10.          Directors and Executive Officers of the Registrant

   Item 11.          Executive Compensation

   Item 12.          Security Ownership of Certain Beneficial Owners
                       and Management

   Item 13.          Certain Relationships and Related Transactions

   Part IV

   Item 14.          Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K

                                     PART I

   ITEM 1 - BUSINESS



   Description of Business

         Integra Financial Corporation ("Integra" or the "Corporation") is a regional multi-bank holding company headquartered in Pittsburgh, Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Integra was organized under the laws of the Commonwealth of Pennsylvania on January 26, 1989 as the result of the consolidation of two previously unaffiliated, publicly owned corporations, Union National Corporation and Pennbancorp. Integra was the third largest bank holding company headquartered in Pittsburgh and the fifth largest in Pennsylvania based on total assets of $14.35 billion at December 31, 1995.

         Integra's principal activity consists of providing general retail and commercial banking services through its subsidiary bank with branches in 23 counties of western Pennsylvania. In addition, Integra's non-retail banking subsidiaries provide trust, mortgage banking, consumer financing, commercial leasing, securities brokerage and credit life and disability reinsurance services.

         Integra entered into an Agreement and Plan of Merger ("the Agreement") dated August 27, 1995 providing for the merger of Integra with and into National City Corporation ("National City"). As of the effective time of the merger, each outstanding share of Integra common stock will be converted into two shares of National City common stock. Based on the December 31, 1995 market price of National City stock, the transaction has a value of $66.25 per share for a total of $2.19 billion. Consummation of the merger is subject to a number of conditions including receipt of approval of the Agreement by shareholders of Integra and National City, receipt of all required regulatory approvals and receipt of opinions of legal counsel and independent accountants. In January 1996, the required regulatory approvals were received. Under the Agreement, Integra will operate its business in the ordinary course and use its commercially reasonable efforts to preserve intact its business organization. The transaction is expected to close in the second quarter of 1996. The merger will be accounted for using the pooling-of-interests method of accounting.

         National City is a registered bank holding company with headquarters in Cleveland, Ohio. At December 31, 1995, National City has total consolidated assets of $36.20 billion and total consolidated deposits of $25.20 billion. National City conducts a general retail and commercial banking business through its bank subsidiaries, which operate in Ohio, Indiana and Kentucky.

   Recent Merger Activity

         On January 5, 1995, Integra acquired Lincoln Savings Bank ("Lincoln"), a Pennsylvania chartered publicly-owned savings bank. At December 31, 1994, Lincoln had total deposits of $159.6 million and operated seven branch offices located in Integra's market area. Integra paid $58.00 cash for each of the outstanding shares (other than shares held by the Corporation) of Lincoln common stock for a total purchase price of $50.5 million. The transaction was accounted for as a purchase. Upon consummation of the transaction, Lincoln was merged into Integra Bank/Pittsburgh ("Integra/Pittsburgh") and five branch offices were closed and consolidated with nearby branch locations.

         On  January  15,  1993,  Equimark  Corporation  ("Equimark"), a  bank holding  company with total assets  of $2.57 billion at  December 31, 1992,


   was merged into Integra. Equimark's principal subsidiary was Equibank, a state-chartered bank that conducted general retail and commercial banking business through 53 branch offices in western Pennsylvania. In the merger, .20 of an Integra common share was issued in exchange for each outstanding share of Equimark common stock for a total of 7,730,779 Integra common shares. Each share of series preferred stock of Equimark was converted into one share of series preferred stock of Integra having the same rights, powers and preferences, for a total of 1,159,311 Integra series preferred shares. During 1993, the series preferred stock was converted into common stock and repurchased, or redeemed, such that there was no series preferred stock outstanding as of December 31, 1993. The merger was accounted for using the pooling-of-interests method in which historical financial statements of Integra were restated retroactively to reflect the consolidated operations of Integra and Equimark. Upon consummation of the transaction, Equibank became a wholly-owned subsidiary of the Corporation and operated as a separate bank until its merger with Integra/Pittsburgh on April 23, 1993. In conjunction with the merger, eighteen branch offices were closed and consolidated with nearby branch locations and four branch offices were sold.

   Subsidiary Banks

         The Corporation's banking subsidiaries ("the Banks") include Integra Bank and Integra Trust Company, National Association ("Integra Trust Company"). Effective May 25, 1995, the Corporation merged Integra/Pittsburgh, Integra Bank/North and Integra Bank/South into a single state charter to form Integra Bank. In April 1993, the Corporation converted its banking subsidiaries (other than Integra Trust Company) from national banks to Pennsylvania-chartered banks.
   Integra Bank operated 263 banking offices as of December 31, 1995 and maintains its main office in Pittsburgh, Allegheny County.

         Integra Trust Company was formed in November 1991 and, in January 1992, acquired from the Banks the trust businesses operated by those entities. Some trust arrangements established pursuant to indentures and certain individual trust accounts remain with Integra Bank. Integra Trust Company is a national bank with full commercial banking powers.

         The Corporation's banking subsidiaries are members of the Federal Reserve System and are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

   Business

         Integra Bank conducted business through 263 full service branch offices in 23 western Pennsylvania counties as of December 31, 1995. The Bank offers a full range of loan and deposit products to individual and business customers.

         Deposits are obtained primarily from residents and businesses located in  western  Pennsylvania  through  convenient  branch  locations  offering comprehensive
   services and through a network of automated teller machines.   Integra Bank
   offers a variety of  deposit products designed to  attract and retain  both
   short-term  and long-term  deposits.   These products  include non-interest
   bearing  and interest  bearing demand  deposit accounts,  savings accounts, money market deposit accounts
   and various time deposits.  Deposit products are  modified and new products are  developed  when  market  conditions  warrant in  conjunction  with the
   Corporation's management  of deposit levels  and costs and  its ability  to


   attract new funds. Deposit outflows that have occurred in recent years resulted from merger related branch closings, consolidations and sales, as well as customers seeking investment alternatives. The Corporation's deposit levels and cost of deposits have been and will continue to be significantly influenced by market conditions, competition, interest rates and customer preferences.

         Integra originates commercial loans primarily to small- and medium-sized businesses across western Pennsylvania and closely neighboring areas. The Corporation's commercial loans are to borrowers from various types of businesses and industries. Integra originates real estate loans secured by mortgages on residential and commercial properties and residential construction loans within its primary market area. Residential mortgages are also obtained by the Corporation's mortgage banking subsidiary's retail and wholesale lending divisions throughout the eastern and midwestern states. The Corporation sells a majority of its fixed rate residential real estate loans in the secondary mortgage market as part of its mortgage banking activities. Consumer loans are originated in the form of indirect, home equity, lines of credit, education, credit card and direct loans. Through a consumer finance subsidiary, Integra originates non-conforming first and second residential mortgages. A majority of the Corporation's residential real estate and consumer loans are to borrowers located in Pennsylvania. Generally, except in conjunction with its mortgage banking activities and consumer finance lending, the Corporation lends outside of its traditional lending area only in very limited circumstances. Integra's underwriting policies seek to limit lending to only creditworthy borrowers and are subject to written, non-discriminatory standard underwriting guidelines.

         Integra Trust Company provides a variety of fiduciary, investment advisory, employee benefit and custodian services to personal and corporate trust customers. During the third quarter of 1994, Integra Trust Company introduced its own family of mutual funds called The Inventor Funds. As of December 31, 1995, the Inventor Funds had balances totalling approximately $796.9 million which included the conversion of $614.6 million of trust assets.

   Non-Bank Subsidiaries

         The Corporation engages in various non-banking activities that complement its banking business through non-bank subsidiaries. Integra's principal wholly-owned non-bank subsidiaries are Integra Mortgage Company, Altegra Credit Company ("Altegra"), Integra Investment Company, Integra Brokerage Services Company, Advent Insurance Company and Integra Business Credit Company.

         Integra Mortgage Company is a mortgage banking subsidiary incorporated in Pennsylvania which began operations as a separate subsidiary of Integra Bank on September 24, 1992. The mortgage banking portfolio of loans serviced for others totalled $3.68 billion at December 31, 1995. Integra Mortgage Company has expanded the Corporation's loan origination capacity throughout Pennsylvania, Virginia and Ohio through retail production offices. The company operates a wholesale lending division which acquires mortgages through loan correspondents, mortgage brokers and other financial institutions. Wholesale loans are subject to the same quality control and underwriting standards as loans which are generated by the Corporation's loan originators. Integra sells a majority of its fixed rate residential real estate loan production in the secondary mortgage market and generally retains the right to service the loans which provides a continuing source of non-interest income.


         Altegra is a consumer finance subsidiary incorporated in Florida and a former non-bank subsidiary of Equimark. On September 9, 1994, Altegra changed its name from American Financial Corporation of Tampa and relocated its headquarters to Pittsburgh. Altegra operates loan centers in Florida, New Jersey and Pennsylvania. Altegra is expanding this line of business in states generally east of the Mississippi River and opened ten direct lending offices in 1995. Altegra originates residential first and second mortgages that are not underwritten to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines. The typical variance is due to the credit history of the borrower. Such credit risk is managed by lending a lower amount relative to the collateral value. Higher servicing costs that result from increased credit risk are compensated for by higher loan rates in comparison to conventional residential real estate and home equity loans. Many of the loans are purchased from brokers who originate such loans in accordance with
   Altegra's underwriting standards. Loans in Altegra's portfolio were located in approximately 37 states at December 31, 1995, with approximately half in Ohio, New Jersey, Pennsylvania and New York.

         Integra Investment Company is a Delaware corporation whose principal activity is investing primarily in marketable equity securities to complement the securities portfolio of Integra Bank. Integra Brokerage Services Company is a Pennsylvania corporation which provides discount brokerage services primarily to customers of the Banks. Advent Insurance Company reinsures certain credit life and disability insurance offered to retail consumer loan customers of Integra Bank. Integra Business Credit Company engages in commercial leasing activities on both a national and local basis and, to a lesser extent, asset-based lending to customers in Integra's regional market area. In addition to these non-bank subsidiaries, Integra owns a majority interest in Integra Life Insurance Company, which is an Arizona corporation that reinsures credit life and disability insurance offered by Integra Bank. Unaffiliated investors held approximately 24% of the equity interest in Integra Life Insurance Company as of December 31, 1995.

   Employees

         As of December 31, 1995, Integra and its subsidiaries had 5,041 full-time equivalent employees. Qualifying employees are eligible to participate in pension and profit sharing plans and are provided with group life, health and medical insurance.

   Competition

         Bank holding companies and their subsidiaries are subject to intense competition from various financial institutions and other companies or firms which engage in similar activities. For example, Integra Bank competes for deposits with other commercial banks, savings banks, thrifts, insurance companies, brokerage houses and credit unions. The Bank also competes with other commercial banks, savings banks, thrifts, consumer finance companies, credit unions, leasing companies, mortgage banking companies and other lenders in the origination and servicing of loans. In providing trust, money management services and mutual funds, Integra Trust Company competes with other commercial banks, trust companies, brokerage houses, mutual fund managers and insurance companies. Many of the Corporation's competitors have substantial resources and operations which are national or international in scope and efforts to expand the products and services offered by the Corporation and its subsidiaries will likely be met with corresponding products and services from competitors.


   Supervision and Regulation

         Bank holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. The following is not intended to be a complete description of the statutes and regulations applicable to the Corporation's business.

         Bank Holding Companies. The Corporation is a registered bank holding company under the BHCA and, as such, is subject to supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHCA requires, among other things, the prior approval of the Federal Reserve Board if a bank holding company proposes to
   (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. The BHCA further provides that the Federal Reserve Board shall not approve any such acquisition, merger or consolidation that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transactions are clearly outweighed, in the public interest, by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

         The BHCA prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks and other subsidiaries authorized by the BHCA or providing services to them without the prior approval of the Federal Reserve Board. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company of any company whose activities have been determined by the Federal Reserve Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

         The  BHCA also  generally  prohibits the  Federal Reserve  Board from approving  a bank holding company's  application to acquire  a bank or bank holding company located  outside the state in  which the operations  of its banking subsidiaries  are principally  located, unless  such acquisition is specifically authorized by a statute of the state in which the bank or bank holding company  to be  acquired is located  or the  acquisition involves a closed or failing bank  and has been  authorized under the Federal  Deposit
   Insurance  Act  (the  "FDIA").    Pennsylvania  law  permits  bank  holding
   companies located  in any  state  to acquire  Pennsylvania banks  and  bank holding  companies, provided that  the home state of  the acquiring company has enacted "reciprocal" legislation.  In this context, reciprocal legislation is  generally defined as legislation  that expressly authorizes
   Pennsylvania  bank  holding  companies to  acquire  banks or  bank  holding companies located in another state on terms and conditions substantially no


   more  restrictive  than  those   applicable  to  such  an  acquisition   in
   Pennsylvania by a bank holding company located in the other state.

         On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act was signed into law (the "IBBEA"). The IBBEA provides for the repeal of restrictions on interstate bank acquisitions by bank holding companies and restrictions on interstate branching by banks. Subject primarily to deposit concentration limitations, bank holding companies will be able to acquire banks that are located in any state beginning one year after the enactment of the IBBEA. Subject primarily to thresholds regarding adequate capitalization and sound management, banks will be permitted to engage in interstate branching three years from the date of enactment of the IBBEA. States will have limited powers to modify the effect of the IBBEA within their borders.

         In July 1995, Pennsylvania enacted various statutory amendments harmonizing Pennsylvania banking laws with the IBBEA. As a result, and subject to some restrictions, any national or state-chartered bank having its principal office outside Pennsylvania may establish branch offices in Pennsylvania for the conduct of its business. Among the restrictions applicable to this power are that banks chartered by another state must receive approval of the Pennsylvania Department of Banking ("PADOB") prior to branching in Pennsylvania, and the home state of any national or state-chartered bank must allow banks located in Pennsylvania to establish branches in that other state. Additionally, the recent Pennsylvania enactments also allow bank holding companies located in other states to own and, with PADOB approval, acquire banks, bank and trust companies, and national banks principally located in Pennsylvania.

         Bank holding companies and their subsidiary banks are also subject to the provisions  of the Community Reinvestment  Act of 1977  ("CRA").  Under
   the  CRA, the Federal  Reserve Board (or other  appropriate bank regulatory agency) is  required, in  connection  with its  examination of  a bank,  to assess such  bank's record in  meeting the credit needs  of the communities served  by that  bank,  including low-  and  moderate-income neighborhoods.
   Further, such assessment is also required of any bank holding company which has  applied to (i) charter a national bank,  (ii) obtain deposit insurance coverage  for a newly  chartered institution, (iii) establish  a new branch office  that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with,  or acquire  the assets or  assume the  liabilities of, a
   federally-regulated financial institution.   In the case of a  bank holding
   company  applying for  approval to  acquire a  bank or  other bank  holding company,  the  Federal  Reserve  Board  will  assess  the  record  of  each subsidiary of the applicant  bank holding company, and such records may  be the basis for denying the application or imposing conditions in  connection
   with  approval of the application.   On December 8, 1993,  the federal bank
   regulators  jointly announced proposed regulations  to simplify enforcement of the CRA by substituting twelve assessment factors with three  assessment factors for use in calculating CRA ratings (the "December 1993  Proposal").
   In response to comments received by the regulators regarding their December
   1993  Proposal, the  federal bank  regulators  issued revised  CRA proposed
   regulations  on September  26,  1994  (the "Revised  CRA Proposal").    The
   Revised  CRA Proposal,  compared  to  the  December  1993  Proposal,  would essentially  broaden  the scope  of CRA  performance examinations  and more
   explicitly consider  community development activities.   Moreover, in 1994,
   the  Justice Department  became more  actively  involved in  enforcing fair lending laws.  In  April 1995, the federal bank regulators adopted  new CRA regulations which would be phased in over a year and a half,  commencing in
   January  1996.   In November 1995, the  federal bank  regulators issued CRA
   guidelines  for  bank  examiners.   The  new  CRA  regulations  attempt  to


   emphasize performance, instead of documentation or the process of compliance, under CRA in the areas of community lending, service and investment. The recent examiner's guidelines attempt to reduce paperwork burdens for banks.

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted by Congress on August 9, 1989. Among the more significant consequences of FIRREA with respect to bank holding companies is the impact of the "cross-guarantee" provision and the significantly expanded enforcement powers of bank regulatory agencies. Under the cross-guarantee provision, if one depository institution subsidiary of a multi-unit holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. While the FDIC's claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, it is superior to the claims of shareholders. Among the significantly expanded enforcement powers of the bank regulatory agencies are the powers to (i) obtain cease and desist orders, (ii) remove officers and directors, (iii) approve new directors and senior executive officers of certain depository institutions, and (iv)
   assess criminal and civil money penalties for violations of law, regulations or conditions imposed by, or agreements with, regulatory agencies.

         Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it has been the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit struck down the Federal Reserve
   Board's source of strength doctrine in 1990, saying that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision was reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

         The Corporation is deemed to be a Pennsylvania Bank Holding Company as that term is defined in the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"), and is, therefore, subject to the statutes contained therein and the regulations promulgated thereunder by the PADOB.

         Subsidiary Banks. Integra Bank is a Pennsylvania-chartered, FDIC insured bank which is a member of the Federal Reserve System. As such, the Bank is supervised and regulated by the PADOB, the Federal Reserve Board and the FDIC. Integra Trust Company is a national bank. As such, it is supervised and regulated by the Office of the Comptroller of the Currency (the "Comptroller"), the Federal Reserve Board and the FDIC. Additionally, the net income of the Banks may be significantly affected by federal monetary policy as exercised by the Federal Reserve Board with respect to the money supply and the availability of credit.



         The parent company's principal assets are its investments in its subsidiaries and the dividends from its subsidiary banks constitute an important source of operating income. Dividends that may be paid by Integra Bank to the Corporation are subject to certain regulatory limitations. The dividends paid by a state bank under the Banking Code may not exceed accumulated net earnings (essentially, undivided profits) of the bank. Generally, the prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state member bank in any calendar year exceeds its net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. The FDIC and the Federal Reserve Board, and the PADOB, also have the authority to disallow the payment of dividends if the payment of such dividends is determined to constitute an unsafe and unsound practice.

         With respect to Integra Trust Company, the approval of the Comptroller is required if the total of all dividends declared in any calendar year exceeds the company's net profits (as defined) for that year combined with the company's retained net profits for the preceding two calendar years. Additionally, Integra Trust Company may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for loan losses. Integra Trust Company has no loans among its assets. The Comptroller also has the authority to prohibit Integra Trust Company from engaging in what, in the regulator's opinion, constitutes an unsafe or unsound practice for conducting its business. Depending upon the financial condition of the company, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. The Comptroller has indicated that generally it would be an unsafe and unsound practice to pay dividends except out of current operating earnings.

         The ability of the Corporation's subsidiary banks to make funds available to the Corporation is also subject to restrictions imposed by federal law on the ability of any such bank to extend credit to the Corporation and its non-bank subsidiaries, to purchase the assets thereof, to issue a guarantee, acceptance, or letter of credit on their behalf (including an endorsement or standby letter of credit) or to invest in the stock or securities thereof, or to take such stock or securities as collateral for loans to any borrower. Such extensions of credit and issuances generally must be secured and are generally limited, with respect to the Corporation and each subsidiary, to 10% of such bank's capital stock and surplus and, with respect to the Corporation and all of such subsidiaries, to an aggregate of 20% of such bank's capital stock and surplus. Generally, no subsidiary bank may accept the stock of the Corporation as collateral for a loan.

         The payment of dividends by the Corporation and its bank subsidiaries may also be  affected or limited by other  factors, such as the requirement
   to maintain  adequate capital  above  regulatory minimums.   In  1989,  the
   Federal Reserve Board adopted final  risk-based capital guidelines for bank holding companies.  These rules became fully phased in at the end of  1992.
   The minimum guidelines for the
   ratio  of total  capital  to risk-weighted  assets (including  certain off-
   balance-sheet activities,  such as  standby letters of  credit) is  8%.  At least 4% of the  total capital must  be "Tier I  Capital" or core  capital, which  may be composed of  common equity,  retained earnings and  a limited amount of  perpetual preferred  stock, less goodwill and  intangible assets other than purchased mortgage  servicing rights acquired after February 18,


   1992. The remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves ("Total Capital"). In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide a minimum leverage ratio of tangible equity (shareholders' equity less disallowed intangibles) to adjusted average quarterly assets equal to 3% for bank holding companies that meet certain specified criteria.

         The following table sets forth capital ratios for Integra and its principal bank subsidiary as of December 31, 1995:


                                Total Capital      Tier I
                                   to Risk-      Capital to
                                   Weighted     Risk-Weighted
                                Assets (A)(C)    Assets (C)     Leverage (B)(C)

    Integra Financial
      Corporation                       14.61%         11.13%              7.02%
    Integra Bank                        12.31%         11.05%              6.88%

   (A)   Tier I  Capital plus  reserve for  loan losses  (limited to  1.25% of  total risk-weighted assets) plus subordinated debt divided by risk-weighted assets.
   (B)   Tier I  Capital divided  by quarter-to-date  average assets  less goodwill  and intangible assets, with certain exceptions.
   (C)   In  accordance  with regulatory  guidelines,  these  capital  ratios  do not  include  net unrealized gains  or losses on  securities available  for sale under  Financial Accounting
         Standards Board  ("FASB") Statement 115  "Accounting for Certain  Investments in  Debt and
         Equity Securities".

         In December 1991, the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA") became law. Section 131 of the FDICIA creates a framework for supervisory actions regarding insured institutions and their holding companies, in an effort to reduce the risks of possible long-term losses to deposit insurance funds. Under the FDICIA, the federal bank regulators are required to establish five levels of capital at which insured depository institutions will be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The regulators adopted regulations to implement the requirements of FDICIA, which became effective December 19, 1992. Integra Bank has been deemed "well capitalized". Under the regulations, the required minimum capital ratios for each category of institutions are, with certain exceptions, as follows:



                                                Tier I
                          Total Capital       Capital to
                         to Risk-Weighted    Risk-Weighted
                              Assets            Assets           Leverage


    S>                                                      <C


    Well capitalized      10% or above and  6% or above and        5% or above

    Adequately
       capitalized         8% or above and  4% or above and        4% or above
    Undercapitalized           Under 8% or      Under 4% or           Under 4%

    Significantly
       undercapitalized        Under 6% or      Under 3% or           Under 3%

    Critically
       undercapitalized                                            2% or Under

         The appropriate federal bank regulatory agency has authority to downgrade an institution's capital designation by one category if it determines that an institution is in an unsafe or unsound condition or is engaging in unsafe or unsound practices.

         The FDICIA provides for increased supervision for banks not rated in one of the two highest categories under the "CAMEL" composite bank rating system. Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking regulator and are subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval. Moreover, companies controlling undercapitalized depository institutions are required to guarantee their subsidiaries' compliance with the capital restoration plan until the institution has been adequately capitalized on average during each of four consecutive quarters and to provide adequate assurances of performance. Controlling companies have liability up to an amount equal to the lesser of 5% of such an institution's assets at the time it became undercapitalized or the amount of the capital deficiency when such an institution first fails to meet the plan. Claims under such guarantee would likely be entitled to priority over the claims of general unsecured creditors of the controlling company in the event of such company's bankruptcy. Two years after the date of enactment of the FDICIA, restrictions on loans to undercapitalized institutions from the Federal Reserve Banks generally apply.

         Significantly  or   critically  undercapitalized   institutions   and
   undercapitalized institutions  that do not submit  and comply with  capital restoration plans  acceptable to  the applicable  federal banking regulator are subject to at least one of the following sanctions:  (i) forced sale of shares  to raise capital or, where  grounds exist for the  appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) limitations on interest rates paid on deposits; (iv)
   further restrictions on  growth or  required shrinkage; (v) replacement  of directors  or senior  executive  officers, subject  to  certain grandfather provisions  for those  elected prior to the  enactment of  the FDICIA; (vi)
   prohibitions on  the receipt of correspondent  deposits; (vii) restrictions on  capital distributions  by the  holding companies of  such institutions;
   (viii)  required  divestiture  of  subsidiaries  by  the institution;  (ix)
   required alteration, reduction or termination by the institution or any  of its subsidiaries of any activity that the agency determines poses excessive risk to the institution; (x) required divestiture of affiliates by  holding
   companies  of   such  institutions;   (xi)  required   divestiture  of  the
   institution; or  (xii) other restrictions  as determined  by the regulator.
   In addition, the compensation  of officers would be frozen at the  level in effect when the institution failed to meet the capital standards.  A forced sale  of  shares  or  merger,  restrictions on  affiliate  transactions and restrictions  on rates  paid on deposits  is required to be  imposed by the


   regulator unless the regulator determines that they would not further capital improvement.

         In addition to the foregoing, a critically undercapitalized institution may not, without FDIC approval: (i) enter into material transactions outside of the ordinary course of business; (ii) extend credit on highly leveraged transactions; (iii) amend its charter or by-laws; (iv) make any material change in its accounting methods; (v) engage in any covered transactions with affiliates; (vi) pay excessive compensation or bonuses; or (vii) pay rates on liabilities significantly in excess of market rates. A critically undercapitalized institution may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on the institution's subordinated debt issued after July 15, 1991.

         The FDICIA requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized, unless the FDIC and the primary federal regulator jointly determine that another course of action would better protect the federal deposit insurance fund. If the institution does not reach the critical capital level within 270 days of becoming critically undercapitalized, a receiver generally is required to be appointed, notwithstanding any determination that another course of action would be appropriate. The board of directors of an insured depository institution is not liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulators.

         On February 22, 1994, the federal bank regulators proposed to implement another provision of FDICIA that requires the regulators to revise their risk-based capital standards for insured depository institutions to take account of the concentration of credit risk and risks associated with nontraditional activities. On September 14, 1993, the federal bank regulators proposed FDICIA-based regulations to adjust risk-based capital standards based upon interest rate risk. In August 1995, the federal bank regulators issued a final rule which addresses interest rate risk in the context of the regulator's risk-based capital rules. The final rule establishes a method for assessing risk but does not establish a regulatory maximum for interest rate risk exposure. The federal bank regulators expect to establish such a threshold in future rulemaking after they have collected sufficient information under the new rule for assessment of interest rate risk. Until such a threshold is established, the effect on Integra's capital requirements cannot be determined.

         Under FIRREA, the FDIC is authorized to prescribe regulations to prevent depository institutions from contracting for goods, products or services in a manner that would adversely affect the safety or soundness of the institution. A proposed regulation of the FDIC would prohibit certain "adverse contracts" with unrelated third parties and would establish a rebuttable presumption that certain contracts with related parties, including contracts for loan processing or servicing, bookkeeping, data processing and management services, are adverse. The regulation, if adopted as proposed, could restrict the ability of the Corporation's bank subsidiary to contract for goods, products and services with unrelated third parties.

         The FDIC has also  proposed a regulation that  would impose an arm's-
   length standard  and certain requirements on  non-lending business dealings between the Corporation's  bank subsidiary and certain insiders,  and would


   prohibit certain real estate transactions between the Corporation's bank subsidiary and their insiders.

         In addition to the supervisory measures described above, the FDICIA recapitalizes the Bank Insurance Fund ("BIF") and imposes certain supervisory and regulatory reforms on the banking industry. In general, the FDICIA recapitalizes the BIF by increasing authorized borrowings from the U.S. Treasury for working capital purposes, which borrowings are to be repaid from assessments (including special assessments) on BIF members. The FDICIA authorizes the FDIC to charge for regular and special examinations of depository institutions and the Comptroller and the Office of Thrift Supervision to assess fees to cover the expenses of their offices.

         The FDICIA permits insured depository institutions to merge or engage in a purchase and assumption transaction with any other insured depository institution with the prior approval of the appropriate federal banking regulator for the resulting entity. Insurance assessments may be levied on the deposits of the resulting institution based on whether the deposits are insured by BIF or the Savings Association Insurance Fund ("SAIF") prior to the transaction. Exit and entrance fees will not be applied to these transactions but the resulting institution must be able to meet all of the applicable capital requirements upon consummation of the transaction.

         The FDICIA increases from $5 billion to $30 billion the FDIC's authorization to borrow from the U.S. Treasury for bank losses and authorizes an additional $40 billion in borrowings from the U.S. Treasury for working capital purposes. Borrowings would be repaid from deposit insurance assessments, including special assessments on banks (including the Corporation's bank subsidiaries), and the issuance of FDIC obligations to BIF member banks.

         The federal bank regulatory agencies are required by the FDICIA to adopt uniform capital and accounting rules. The accounting rules must require supplemental disclosure in reports to the banking agencies of all assets and liabilities, including contingent assets and liabilities and, to the extent feasible, of the estimated fair market valuation of assets and liabilities.

         Pursuant to FDICIA, the federal bank regulatory agencies were required to prescribe minimum operational standards with respect to internal controls, loan documentation, credit underwriting, asset quality, earnings, compensation arrangements and minimum ratios of market to book value for publicly traded companies. Institutions failing to meet the operational standards will be required to submit corrective plans and will be subject to sanctions for failure to submit or comply with a plan. On November 16, 1993, the federal bank regulators issued proposed rules addressing the foregoing. In 1994, Congress allowed federal regulators to adopt guidelines, instead of regulations concerning safety and soundness. In July 1995, the federal banking regulators jointly adopted safety and soundness guidelines for banking institutions with respect to asset quality and earnings, operational and management policies, and other issues. However, in July 1995, the regulators also proposed more specific guidelines concerning asset quality and earnings. Generally, the guidelines that were adopted established general safety and soundness objectives. If an institution is not found to be in compliance with such objectives, the regulators may mandate the adoption of a compliance plan.

         The FDICIA also provides for certain consumer and low- and moderate-income lending and deposit programs.


         Under FDICIA, the FDIC on December 8, 1993, made effective rules generally prohibiting federally insured state banks from engaging directly or indirectly in activities not permissible for national banks.

         The Corporation's bank subsidiaries, together with all other FDIC insured banking institutions, are subject to FDIC deposit insurance premiums. Under FIRREA, the FDIC is authorized to set the annual premium for banks and savings associations as high as determined necessary to assure stability of the insurance funds, thus eliminating what was at one time the maximum annual increase of 7.5 cents and an overall cap of 32.5 cents per $100 of deposits.

         Effective January 1, 1993, FDIC transitional deposit insurance premium rates for FDIC insured banks were established based on the capital rating (i.e.,--"undercapitalized," "adequately capitalized," "well capitalized") assigned to the institution by the federal regulators and certain other supervisory factors. Integra Bank pays the lowest insurance premium. Based on the transitional rules, the FDIC established permanent risk-based deposit insurance premiums effective as of January 1, 1994. The premiums ranged from 23 cents to 31 cents per $100 of deposits. In August 1995, the FDIC lowered the BIF insurance rate for "well capitalized" banks from 23 cents to 4 cents per $100 of eligible deposits retroactive to June 1, 1995. The SAIF premium rate remained at 23 cents. Approximately $1.64 billion of Integra's deposits are assessed the SAIF premium rate. Such deposits were purchased from or obtained in acquisitions of savings institutions. On November 14, 1995, the FDIC reduced the premiums on BIF deposits for the first semiannual assessment period of 1996 by 4 cents per $100 of eligible deposits so that the highest rated institutions will pay the statutory annual minimum of $2,000. The SAIF deposit premium will continue to be assessed at 23 cents for "well capitalized" institutions for the first semiannual assessment period of 1996.

         Potential  Enforcement Actions.    Banking  organizations  and  their
   institution-affiliated parties may be subject to potential enforcement actions by the various banking regulators for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the appointment of a conservator or receiver, imposition of cease-and-desist orders, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders against the institution-affiliated parties.

         FIRREA significantly expands the enforcement powers of bank regulatory agencies, increases the penalties for violations of law and substantially revises and codifies the powers of receivers and conservators of depository institutions.

         The Crime Control Act of 1990, enacted on November 29, 1990, also contains a number of provisions which further enhance the enforcement powers of the federal banking regulators, expand the scope of persons potentially subject to enforcement actions and increase the penalties for violations of law.

         Proposed  Legislation.    Certain  proposals  affecting  the  banking
   industry have  been discussed from  time to time.   Such proposals include:
   limitations on investments that an institution may make with insured funds;
   regulation of  all insured depository institutions  by a single  regulator;
   repeal of all  or portions of the Glass-Steagall  Act which has limited the ability of banks  and their  holding companies to fully  engage in  capital


   markets activities; limitations on the number of accounts protected by the federal deposit insurance funds; reduction of the application of the $100,000 coverage limit on deposits; regulation of derivatives products; and imposition of responsibility on bank holding companies for losses of insured affiliates and subsidiaries. It is uncertain which, if any, of the above proposals may become law and what effect they would have on the Corporation and its banks and non-bank subsidiaries.

         Non-Bank Subsidiaries. The Corporation's non-bank subsidiaries are subject to regulatory restrictions imposed by the Federal Reserve Board and other federal or state regulatory agencies. For example, Integra Brokerage Services Company is a registered broker-dealer whose activities are subject to supervision by the PADOB and by the Federal Reserve Board. It is also subject to rules and regulations promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and the Pennsylvania Securities Commission. Integra Life Insurance Company and Advent Insurance Company, the Corporation's insurance company subsidiaries, which are incorporated in Arizona, are subject to supervision and regulation by the Federal Reserve Board and the Department of Insurance of the State of Arizona. Other non-bank subsidiaries of the Corporation are regulated under federal and state consumer finance laws, among others.

   Governmental Policies

         The operations of financial institutions may be affected by legislative changes and by the monetary and fiscal policies of various regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and regulating the national supply of money and credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.

         These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits and the interest rates charged on loans and paid for deposits. Because its actions strongly influence short-term movements in interest rates, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.


   Statistical Data

         Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential. The information contained in
   Part II, Item 7 under the following headings: "Rate/Volume Analysis", "Nonperforming Assets and Past Due Loans", "Reserve for Loan Losses", "Consolidated Average Balances and Net Interest Analysis" and Part II, Item 6 Selected Financial Data is incorporated herein by reference.

         Securities Portfolio. Information regarding the Corporation's securities portfolio at December 31, 1995 and 1994 is included in Part II,
   Item 8 in Notes 3 and 4 to the Consolidated Financial Statements hereof, and is incorporated herein by reference. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 1993 was as follows:


                                                Gross        Gross
                                Amortized  Unrealized   Unrealized          Fair
    (Dollars in thousands)           Cost       Gains       Losses         Value

    U.S. Treasury securities   $1,126,796     $41,952     $(4,070)    $1,164,678
    U.S. Government agency
       securities                 493,133      15,654         (63)       508,724
    Mortgage-backed
       securities               2,506,430      28,213      (8,953)     2,525,690
    Collateralized mortgage
       obligations                745,554      16,642        (523)       761,673
    Corporate debt
      securities                  334,945      11,758         (86)       346,617
    Marketable equity
       securities                 250,703     115,041      (2,071)       363,673
    Asset-backed securities       217,041       5,857         -0-        222,898
    Federal Home Loan Bank
       and Federal Reserve
       Bank stock                 180,780         -0-         -0-        180,780
    State and political
       subdivision
       securities                  77,067       4,076        (325)        80,818
    Residual securities               726         559         -0-          1,285

         Total Securities      $5,933,175    $239,752    $(16,091)    $6,156,836

         Loan  Portfolio.    A  breakdown  of  the  loan  portfolio  by  major
   categories at December 31 of each of the last five years follows. Certain amounts have been reclassified for comparative purposes.


     (Dollars in thousands)         1995            1994             1993            1992            1991

     Commercial                   $1,175,986      $1,452,438      $1,550,127      $1,650,487       $1,695,800
     Real estate:
        Construction                 183,251         153,431         247,175         203,084          302,938
        Commercial                   919,897         721,470         729,483         809,621          638,460
        Residential                2,260,478       1,985,344       1,643,137       1,619,594        1,102,804
     Consumer                      3,563,882       3,295,188       2,911,331       2,746,350        2,548,187
     Lease finance                    90,484          86,295          86,881          98,328          104,014
                                   8,193,978       7,694,166       7,168,134       7,127,464        6,392,203
     Unearned income                 (97,823)        (96,110)        (79,640)        (76,635)         (68,399)
        Total, net of
     unearned income              $8,096,155      $7,598,056      $7,088,494      $7,050,829       $6,323,804

   The maturity distribution of the loan portfolio by major categories based on contractual terms as of December 31, 1995 follows:

   CAPTION


                               Maturing       Maturing      Maturing
                                During       From 1997        After
    (Dollars in thousands)       1996       Through 2000      2000           Total

    Commercial                   $407,822     $  416,075     $  352,089     $1,175,986
    Real estate:
       Construction               126,542         56,709            -0-        183,251
       Commercial                 106,332        328,933        484,632        919,897
       Residential                  5,018        102,539      2,152,921      2,260,478
    Consumer                       95,646      2,594,828        873,408      3,563,882
    Lease finance                   1,810         66,053         22,621         90,484
    Total                        $743,170     $3,565,137     $3,885,671     $8,193,978

         The maturity distribution of the loan portfolio by fixed and variable interest rates based on contractual terms as of December 31, 1995 follows:

                               Maturing       Maturing      Maturing
                                During       From 1997        After
    (Dollars in thousands)       1996       Through 2000      2000          Total

    Loans with fixed
       interest rates            $442,784     $2,175,125     $2,381,317    $4,999,226
    Loans with variable
      interest rates              300,386      1,390,012      1,504,354     3,194,752

    Total                        $743,170     $3,565,137     $3,885,671    $8,193,978

         Loans are placed on nonaccrual status in accordance with regulatory guidelines or when, in management's opinion, it is determined that the collectibility of interest, but not necessarily principal, is doubtful.

         Interest income of $2.3 million was recognized during 1995 on loans on nonaccrual status as of December 31, 1995. Interest income of $5.0 million would have been recognized in 1995 if these loans had been current at original contractual rates.

         Management is not aware of any significant loans individually or in the aggregate that were not classified as nonperforming or past due as of December 31, 1995 for which there was serious doubt as to the ability of the borrower to comply with existing loan repayment terms.

         Allocation of the Reserve for Loan Losses. The Corporation adheres to credit policies and utilizes a loan review function to ensure quality in its lending activities. The credit policies stress conservatism, quality in lending activities and strong relationships with customers possessing adequate equity and cash flow backed by collateral and/or guarantees. The assessment of risk factors and adequacy of the reserve for loan losses are evaluated by the loan review function (which is independent from the lending function), by external bank regulators and by independent accountants. It is management's belief that the reserve for loan losses is adequate to cover any potential problem loans that may arise in the loan portfolio.


         The following table presents an allocation of the reserve for loan losses for the past five years. The allocation represents only an estimate for each category of loans based upon historical loss experience and management's judgment. As of December 31, 1995, approximately 34% of the reserve for loan losses was unallocated, representing a general valuation reserve for the entire portfolio to cover unpredictable variations from historical experience in individual loan categories. Since the total reserve is available to absorb loan losses from any loan category, the amounts assigned do not necessarily indicate future losses within these categories but rather management's overall assessment of the level of credit risk in the loan portfolio.



                                 1995                     1994                   1993

                                       Percent                Percent                Percent
                                      of Loans               of Loans               of Loans
      (Dollars in         Reserve     to Total    Reserve    to Total    Reserve    to Total
      millions)            Amount        Loans     Amount       Loans     Amount       Loans

      Commercial             $ 47          14%        $71         19%       $ 87         22%
      Commercial
       real estate             36          13          39         10          49         12
      Residential               4          29           3         27           3         24
      Consumer                 50          43          53         43          50         41
      Lease
       finance                  4           1           1          1           1          1
      Unallocated              74           -          70          -          52          -
         Total               $215         100%       $237        100%       $242        100%




                                 1992                  1991
                                     Percent                Percent
                                    of Loans               of Loans
      (Dollars in        Reserve    to Total    Reserve    to Total
      millions)           Amount       Loans     Amount       Loans

      Commercial             $86         23%        $67         26%
      Commercial
       real estate            45         13          38         13
      Residential              3         24           2         19
      Consumer                50         39          40         40
      Lease
       finance                 1          1         -0-          2
      Unallocated             54          -          36          -
         Total              $239        100%       $183        100%


         Deposits.   Average deposits and the average cost of deposits for the
   past three years were as follows:
   TABLE


                                                     1995                       1994                          1993

                                             Average       Average      Average        Average        Average         Average
      (Dollars in thousands)                 Balance        Rate        Balance         Rate          Balance          Rate

      Non-interest bearing demand          $ 1,359,045           -      $1,417,153            -       $1,352,092              -
      Interest bearing demand                  903,098        1.31%        967,683         1.38%         955,535           1.86%
      Savings                                1,071,038        2.40       1,133,336         2.27        1,147,248           2.50
      Money market                           1,763,637        3.38       1,780,740         2.53        1,880,576           2.76
      Time deposits                          5,146,358        5.72       4,698,390         4.98        4,869,025           5.07

      Total deposits                       $10,243,176        3.82%     $9,997,302         3.18%     $10,204,476           3.38%

             Time deposits of $100,000 or more which were outstanding at December 31, 1995 mature as follows (dollars in thousands):

    Period of Maturity                                            Amount

    Three months or less                                        $259,286
    Over three through six months                                160,879
    Over six through twelve months                               145,713
    Over twelve months                                            51,411

       Total                                                    $617,289

         Selected Financial Ratios.   The following table shows the  return on
   assets, return on equity, dividend payout ratio and equity to assets ratio for the past five years:


                                      1995    1994    1993(B)    1992      1991

    Return on assets (net income
    divided by average total
    assets (A)                        .90%   1.24%     1.13%     .48%      .55%

    Return on equity (net income
    divided by average equity)
    (A)                             12.69   18.05     18.41     8.31     10.26


    Dividend payout ratio
     (dividends declared per
    share divided by net income
    per share)                      50.26   33.93     30.44    54.14     49.78


    Equity to assets ratio
      (average equity divided by
    average total assets)            7.07    6.92      6.13     5.73      5.33


   (A)   Excludes the effect of FASB Statement 115.
   (B)   Excludes the cumulative effect  of accounting changes resulting from the  adoption of FASB
         Statements 106 and 109 in 1993.

   ITEM 2 - PROPERTIES

         As of December 31, 1995, the principal real properties owned by Integra are a complex in Pittsburgh, Pennsylvania, which also houses most of the corporate departments, composed of: One Integra Bank at 306-312 Fourth Avenue, a 21-story office building with 117,000 square feet; Two Integra Bank at 316 Fourth Avenue, a twenty-story office building containing 113,000 square feet; Three Integra Bank at 324 Fourth Avenue, a fourteen-story office building containing 58,000 square feet; Four Integra Bank at 317 Third Avenue, a six-story office building containing 54,000 square feet. In addition, Integra owns a two-story office building with 31,000 square feet in Titusville, Pennsylvania and an eight-story office building with 120,000 square feet in Uniontown, Pennsylvania. Of 263 branch offices operated by the Bank, 149 are owned and 114 are leased under leases that expire from 1996 to 2024. In 1993, Integra entered into a fifteen year agreement to lease an operations complex approximating 300,000 square feet in Allegheny Center on Pittsburgh's North Side. Neither the location of any particular office nor the unexpired term of any lease is deemed material to the business of the Corporation.

   ITEM 3 - LEGAL PROCEEDINGS

         The information contained in Part II, Item 8 in Note 19 to the Consolidated Financial Statements hereof, regarding legal proceedings, is incorporated herein by reference.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

   EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in Part III, Item 10 hereof, regarding executive officers of the registrant, is incorporated herein by reference.


                                     PART II


   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         As of the close of business on December 31, 1995, the Corporation's common stock was held by 15,633 shareholders of record. Integra common stock began trading on the New York Stock Exchange under the symbol ITG on January 18, 1993. Prior to that date, Integra common stock was quoted on the NASDAQ National Market System.

         Holders of  the Corporation's  common stock are  entitled to  receive dividends  out of  funds legally  available for  such purpose, as  and when declared by the Board of Directors.  In connection with the proposed merger of Integra with and  into National City, each  outstanding share of Integra common stock  will be converted  into two  shares of  National City  common stock  at the  effective time  of the  merger which  is anticipated  in the second quarter of 1996.  The market price of  National City common stock at


   December 31, 1995 was $33.13 per share and 1995 dividends paid were $1.30 per share.

         Information regarding regulatory restrictions is included in Note 20 to the Consolidated Financial Statements in Part II, Item 8. Information regarding dividends, capital resources and Integra stock prices is included in Selected Financial Data in Part II, Item 6 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II,
   Item 7. For additional information on the ability of the Corporation's subsidiaries to pay dividends to the Corporation, see Business - Supervision and Regulation - Subsidiary Banks in Part I, Item 1 of this Form 10-K. All such information is incorporated herein by reference.

    ITEM 6 - SELECTED FINANCIAL DATA

      BALANCE SHEET
      December 31                                               1995             1994             1993
      (Dollars in thousands)
      Assets
      Cash and due from banks                            $   358,856      $   428,771      $   358,423
      Short-term investments                                  64,786           13,740           86,499
      Securities held to maturity                                -0-        1,546,295              -0-
      Securities available for sale                        5,395,334        3,695,504        6,156,836
      Loans, net of unearned income                        8,096,155        7,598,056        7,088,494

      Reserve for loan losses                               (215,167)        (237,433)        (241,901)
        Net loans                                          7,880,988        7,360,623        6,846,593
      Other assets                                           646,008          710,427          648,219
      Total assets                                       $14,345,972      $13,755,360      $14,096,570

      Liabilities and Shareholders' Equity
      Deposits                                           $10,380,459      $10,083,406      $10,081,466
      Short-term borrowings                                1,304,285        1,582,756        2,053,925
      Long-term debt                                       1,268,120        1,056,649          751,122
      Other liabilities                                      248,200          173,953          177,811
      Total liabilities                                   13,201,064       12,896,764       13,064,324

      Total shareholders' equity                           1,144,908          858,596        1,032,246
      Total liabilities and shareholders' equity         $14,345,972      $13,755,360      $14,096,570

      STATEMENT OF INCOME
      Years Ended December 31                                   1995             1994             1993
      (Dollars in thousands except per share data)

      Interest income                                     $1,070,918         $960,778         $977,786
      Interest expense                                       563,658          431,959          435,487
      Net interest income                                    507,260          528,819          542,299
      Provision for loan losses                               16,000           30,000           50,000
      Net interest income after provision for loan
       losses                                                491,260          498,819          492,299


      Net securities gains                                    18,289           19,749           29,862
      Non-interest income                                    131,239          118,302          105,894
      Non-interest expense                                   462,224          395,236          407,564
      Income before income taxes and cumulative
       effect of accounting changes                          178,564          241,634          220,491
      Income tax expense                                      50,174           72,601           67,671
      Income before cumulative effect of accounting
       changes                                               128,390          169,033          152,820
      Cumulative effect of accounting changes, net               -0-              -0-           60,000
      Net income                                          $  128,390         $169,033         $212,820

      Net income per common share
      Before cumulative effect of accounting
        changes                                                $3.88            $5.01            $4.50
      Cumulative effect of accounting changes,
        net                                                      -0-              -0-             1.78
      Net income per common share                              $3.88            $5.01            $6.28

      Dividends per common share                               $1.95            $1.70            $1.37


      Average common shares outstanding (in
        thousands)                                            33,123           33,735           33,815


      BALANCE SHEET
      December 31                                               1992              1991
      (Dollars in thousands)
      Assets
      Cash and due from banks                            $   404,323       $   417,108
      Short-term investments                                 121,732           197,619
      Securities held to maturity                                -0-           675,063
      Securities available for sale                        5,399,379         4,020,536
      Loans, net of unearned income                        7,050,829         6,323,804
      Reserve for loan losses                               (238,831)         (182,553)

        Net loans                                          6,811,998         6,141,251
      Other assets                                           621,248           544,999
      Total assets                                       $13,358,680       $11,996,576

      Liabilities and Shareholders' Equity
      Deposits                                           $10,607,191       $10,128,715
      Short-term borrowings                                  971,737           896,598
      Long-term debt                                         682,210           189,976
      Other liabilities                                      352,216           148,402
      Total liabilities                                   12,613,354        11,363,691
      Total shareholders' equity                             745,326           632,885

      Total liabilities and shareholders' equity         $13,358,680       $11,996,576


      STATEMENT OF INCOME


      Years Ended December 31                                   1992              1991
      (Dollars in thousands except per share data)

      Interest income                                     $1,009,070        $1,028,077
      Interest expense                                       501,279           595,048
      Net interest income                                    507,791           433,029
      Provision for loan losses                               96,390            71,837
      Net interest income after provision for loan
       losses                                                411,401           361,192
      Net securities gains                                    59,350            22,883
      Non-interest income                                    113,915            98,024
      Non-interest expense                                   476,394           400,956
      Income before income taxes and cumulative
       effect of accounting changes                          108,272            81,143
      Income tax expense                                      47,769            18,804
      Income before cumulative effect of accounting
       changes                                                60,503            62,339
      Cumulative effect of accounting changes, net               -0-               -0-

      Net income                                          $   60,503        $   62,339

      Net income per common share
      Before cumulative effect of accounting
        changes                                                $1.81              $2.23
      Cumulative effect of accounting changes,
        net                                                      -0-               -0-
      Net income per common share                              $1.81             $2.23

      Dividends per common share                               $0.98             $1.11

      Average common shares outstanding (in
        thousands)                                            32,030            26,670

     Periods prior to 1993 have been restated to reflect the merger with Equimark Corporation, a pooling-of-interest transaction consummated on January 15, 1993.

   ITEM 7  -      MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

         Integra entered into an Agreement and Plan of Merger (the Agreement) dated August 27, 1995 providing for the merger of Integra with and into National City Corporation (National City). As of the effective time of the merger, each outstanding share of Integra common stock will be converted into two shares of National City common stock. Based on the December 31, 1995 market price of National City stock, the transaction has a value of $66.25 per share for a total of $2.19 billion. Consummation of the merger is subject to a number of conditions including receipt of approval of the Agreement by shareholders of Integra and National City, receipt of all required regulatory approvals and receipt of opinions of legal counsel and independent accountants. In January 1996, the required regulatory approvals were received. Under the Agreement, Integra will operate its business in the ordinary course and use its commercially reasonable efforts to preserve intact its business organization. The transaction is expected to close in the second quarter of 1996. The merger will be accounted for using the pooling-of-interests method of accounting.



         National City is a registered bank holding company with headquarters in Cleveland, Ohio. At December 31, 1995, National City has total consolidated assets of $36.20 billion and total consolidated deposits of $25.20 billion. National City conducts a general retail and commercial banking business through its bank subsidiaries, which operate in Ohio, Indiana and Kentucky.

         In January 1995, Integra completed an in-market acquisition with the purchase of Lincoln Savings Bank (Lincoln) with total deposits of $159.6 million and seven branches. Five branch offices were closed and consolidated with nearby branch locations in conjunction with the Lincoln acquisition. The transaction was accounted for as a purchase. Integra's consolidated statements reflect the operations of Lincoln from the date of acquisition.

   Net Income. Integra's net income for 1995 was $128.4 million or $3.88 per common share which reflects non-recurring charges, restructuring expenses and merger expenses totalling $40.9 million recorded in the fourth quarter. Net income for 1994 was $169.0 million or $5.01 per common share. Also impacting 1995 earnings were lower net interest income, a reduced provision for loan losses, increased non-interest income and higher non-interest expense compared to the prior year. See Non-Interest Income and Non-Interest Expense for additional information on non-recurring charges, restructuring expenses and merger expenses.

   Net Interest Income.   Net interest income,  on a fully taxable  equivalent
   (FTE) basis, decreased $19.3 million or 4% to $525.3 million for 1995 from $544.6 million for 1994. Net interest income in 1995 compared to 1994 was negatively affected by a flattening yield curve with higher short-term interest rates increasing funding costs but lower long-term rates limiting the positive impact of asset repricing. A shift in the mix of deposits from savings and money market accounts into relatively higher cost time deposits also contributed to the higher cost of funds. Additionally, competitive pressures influenced loan pricing and deposit mix. Integra's net interest margin declined during 1995 to 3.86% from 4.20% for 1994.

         Management anticipates that the net interest margin will improve in 1996 as a result of the shift in earning asset mix due to loan growth, maturity of higher cost borrowings and lessening negative impact of the interest rate swaps and caps.

         The components of year-to-year changes in net interest income on an FTE basis are as follows:

       Rate/Volume Analysis                            1995 over 1994                             1994 over 1993
                                                   Increase (decrease) in                     Increase (decrease) in
                                                    income/expense due to                      income/expense due to
                                                         changes in:                              changes in:
       (Dollars in thousands)                 Volume         Rate          Total        Volume           Rate          Total
       EARNING ASSETS
            Short-term investments          $  8,777      $   644       $  9,421      $     54       $    293       $    347
            U.S. Treasury securities         (19,275)         357        (18,918)      (17,698)           117        (17,581)
            U.S. Government agency            16,197        1,816         18,013         2,170           (843)         1,327
              securities
            Mortgage-backed securities       (14,642)       8,593         (6,049)       35,595          1,423         37,018


            Collateralized mortgage           10,874       (2,576)         8,298       (54,336)         4,739        (49,597)
              obligations
            Equity securities                  3,481       (1,806)         1,675        14,961         (8,531)         6,430
            Other                             14,378        2,142         16,520         2,459         (3,034)          (575)
              Total securities                11,013        8,526         19,539       (16,849)        (6,129)       (22,978)
            Trading securities                (1,321)         327           (994)        1,081            640          1,721
            Loans, net of unearned            43,942       44,339         88,281        22,046        (10,622)        11,424
              income
            Loans held for sale               (2,348)      (1,545)        (3,893)       (3,559)           160         (3,399)
              Total earning assets            60,063       52,291        112,354         2,773        (15,658)       (12,885)


       INTEREST BEARING LIABILITIES
            Interest bearing demand             (857)        (652)        (1,509)          222         (4,665)        (4,443)
            Savings                           (1,483)       1,401            (82)         (339)        (2,577)        (2,916)
            Money market                        (435)      15,063         14,628        (2,715)        (4,263)        (6,978)
            Time deposits                     23,595       36,780         60,375        (8,667)        (4,390)       (13,057)
              Total interest bearing
                deposits                      20,820       52,592         73,412       (11,499)       (15,895)       (27,394)
            Short-term borrowings             (2,231)      32,553         30,322         1,387         14,518         15,905
            Long-term debt                    24,226        3,724         27,950         6,275          1,683          7,958
              Total interest bearing
                liabilities                   42,815       88,869        131,684        (3,837)           306         (3,531)

              Change in net interest        $ 17,248     $(36,578)      $(19,330)     $  6,610       $(15,964)      $ (9,354)
                income

     Tax-exempt income is on an FTE basis using the statutory federal income tax rate of 35% for 1995, 1994 and 1993.
     Variances not specifically attributable to volume or rate were allocated proportionately between volume and rate based on the absolute value of these changes.

     Average balances of nonaccrual loans of approximately $65 million, $92 million and $131 million for 1995, 1994 and 1993, respectively, are included in the table.

   Interest Income. Total interest income increased $112.4 million or 12% to $1.09 billion on an FTE basis for 1995 compared to the prior year. Higher interest income in 1995 was attributable to increases in the average yield and balance of earning assets. The yield on earning assets rose to 8.00% in 1995 from 7.53% in 1994 due to increases in both loan and securities yields due to a higher level of market interest rates. Average earning assets increased $651.6 million or 5% during 1995 compared to the prior year. Increases occurred in residential real estate and consumer loans and, to a lesser extent, securities.

         Interest income on securities increased $19.5 million or 6% to $366.9 million in 1995 on an FTE basis compared to the previous year. The increase was due to growth in average securities of $74.1 million in 1995 over 1994 due mainly to purchases of asset-backed securities, agency securities and collateralized mortgage obligations. Additionally, the yield on securities increased to 6.64% during 1995 from 6.38% during 1994 and was positively impacted by changes in the securities mix, upward resets of variable rate securities and lengthening the duration of the securities portfolio.

         Interest income on loans increased to $703.5 million on an  FTE basis in 1995  from $615.2 million  in 1994.  The  increase was due  to growth in average loans  of $507.2  million during 1995  and the impact  of a  higher average yield on loans to 9.01% in  1995 from 8.42% in 1994.  The growth in


   the loan portfolio, occurred primarily in residential real estate and consumer loans.

   Interest Expense. Total interest expense increased $131.7 million to $563.7 million on an FTE basis for 1995 from $432.0 million for 1994. This increase resulted from an increase in the cost of interest bearing funds and a higher average balance of interest bearing liabilities. The cost of interest bearing funds rose to 4.82% in 1995 from 3.91% in the previous year in connection with the higher level of market interest rates. A shift from savings and money market accounts into more costly time and premium-priced money market deposits contributed to the upward funding costs. Additionally, steps to manage interest rate sensitivity with longer term funding added to the higher cost of borrowings. Average interest bearing liabilities increased $637.5 million or 6% in 1995 compared to the previous year due largely to growth in average time deposits and long-term debt.

   Provision for Loan Losses. The provision for loan losses was $16.0 million in 1995 compared to $30.0 million in 1994. The reduction in the provision was driven by continued improvement in measurements of asset quality. Nonperforming assets decreased $21.9 million or 22% from year end 1994 to $75.8 million at year end 1995. Integra's loan loss reserve at December 31, 1995 was $215.2 million or 2.66% of total loans compared to $237.4 million or 3.12% of total loans at December 31, 1994. The reserve provides strong coverage with a ratio of 343% of nonperforming loans at December 31, 1995 compared to 363% at December 31, 1994. For additional information see Nonperforming Assets and Reserve for Loan Losses.

         Effective January 1, 1995, Integra adopted Financial Accounting Standards Board (FASB) Statements 114 and 118 which address the accounting by creditors for impairment of loans by specifying how reserves for credit losses related to certain loans should be measured. The adoption of these statements did not require an increase to the reserve for loan losses nor did it have a material impact on net income or the financial condition of the Corporation.

   Net Securities Gains. Net securities gains were $18.3 million for 1995 compared to $19.8 million for 1994. The 1995 gains, all from the sale of securities available for sale in the normal course of portfolio management, were composed of $22.6 million net gains on equity securities and $4.3 million net losses on debt securities. Equity securities gains and losses for 1995 were $23.6 million and $1.0 million, respectively. The gains resulted primarily from a strong stock market and included $20.1 million from bank stock issues sold or called. Debt securities gains and losses in 1995 were $6.1 million and $10.4 million, respectively. Net losses on debt securities occurred on U.S. Treasury securities called under covered options written by Integra, and sales of balloon and convertible variable rate mortgage-backed securities and corporate debt securities. Proceeds were reinvested in higher yielding securities.

         Net securities and net trading gains (losses) for 1995, 1994 and 1993 are as follows:



     Net Securities and Trading Gains (Losses)
    (Dollars in thousands)                     1995          1994          1993
    S>                                                             <C


    Net equity securities gains             $22,554       $ 7,367       $ 2,680
    Net debt securities gains (losses)       (4,265)       12,382        27,182
    Net securities gains                    $18,289       $19,749       $29,862

    Net trading gains (losses)              $  (726)      $   (25)      $    97


         Non-Interest Income. Total non-interest income grew $12.9 million or 11% to $131.2 million for 1995 from $118.3 million for 1994. This improvement was mainly attributable to increased mortgage banking income, gains recognized on consumer finance loans sold and higher service charges on deposit accounts and other service charges, primarily automated teller machine, credit card and nonsufficient fund fees.

         Non-interest income for 1995 was reduced by a non-recurring charge of $3.4 million for the write-off of the excess servicing receivable relating to the value assigned to consumer finance loan servicing acquired in the merger with Equimark Corporation (Equimark). The remaining balance of this asset was written off against other service charges and fees based on an impairment evaluation. Consumer finance loans serviced for others totalled $95.1 million at December 31, 1995, down from $128.6 million a year ago due to loan repayments. During 1995, $37.3 million of consumer finance loans were sold servicing released at gains totalling $3.2 million recorded in other income compared to $2.6 million loans sold at gains of $.1 million in 1994.

         Trust income increased $1.4 million or 5% in 1995 compared to the prior year in conjunction with the positive impact of an increase in the market value of trust assets under management to $9.28 billion at December 31, 1995 from $8.34 billion at December 31, 1994 and a change in 1995 to accrual of management fees relating to employee benefit plans previously accounted for on a cash basis.

         Mortgage banking income totalled $17.1 million for 1995 compared to $10.8 million for 1994. Included in mortgage banking income were $5.5 million of gains on $621.9 million of servicing sold in 1995 compared to a gain of $2.3 million from $257.3 million of servicing sold in 1994. Mortgage banking income in 1995 was also enhanced by the adoption of FASB Statement 122 of which the impact was an increase of $3.9 million for the capitalization of the cost of mortgage servicing rights partly offset by $.8 million of impairment reserves. The mortgage banking portfolio of loans serviced for others totalled $3.68 billion and $3.57 billion at December 31, 1995 and 1994, respectively. Integra buys and sells servicing periodically as part of its normal mortgage banking activities. Integra purchased $435.4 million and $879.7 million of loan servicing in the secondary mortgage market during 1995 and 1994, respectively, which expanded the servicing portfolio.

         Integra  sells  a  majority  of  its  fixed  rate  real  estate  loan production in the secondary mortgage market and generally retains the right to service  the loans which  provides a continuing  source of  non-interest income.  During 1995, retail and wholesale loan production totalling $556.9 million  was sold  in  the  secondary mortgage  market compared  to  $631.9 million during  1994.  In 1995,  Integra sold  loans on a  flow basis  with servicing  released totalling $157.3  million under a commitment  to sell a minimum of $150.0 million of loans which was fulfilled by the end of 1995.


         During January 1996, Integra's mortgage subsidiary entered into off-balance sheet transactions for the purpose of providing hedges on the value of the mortgage servicing portfolio. The purpose of these hedges is to protect the value of the servicing in various interest rate environments. These transactions consisted of a five year interest rate swap based on a notional amount of $140.0 million in which Integra will pay a floating rate based on three month LIBOR and receive a fixed rate of 5.655%, a five year Constant Maturity Treasury (CMT) floor based on a notional amount of $200.0 million with an underlying index of the ten year CMT with a strike rate of 5.125% and a five year CMT floor based on a notional amount of $50.0 million with an underlying index of the ten year CMT with a strike rate of 5.50%. Premiums totalling $2.7 million were paid for the CMT floors which will be amortized over the terms of the hedges.

         Other non-interest income increased $4.0 million to $19.4 million for 1995 compared to 1994 due mainly to $3.2 million of gains on consumer loans sold and $1.2 million of non-recurring income relating to foreclosed assets in 1995. During 1994, other non-interest income included $1.3 million of one-time recoveries and settlements and $1.2 million of fees recognized in connection with writing covered call options on U.S. Treasury securities compared to $.4 million in 1995. In addition, other non-interest income increased $1.5 million in 1995 over 1994 due to higher operating lease income from expanded activity of a commercial leasing subsidiary.

   Non-Interest Expense. Total non-interest expense was $462.2 million for 1995 compared to $395.2 million for 1994. The increase was largely attributable to $15.3 million of restructuring expenses, $14.8 million of non-recurring charges and $7.4 million of merger expenses recorded in the final quarter of 1995. The restructuring expenses related mainly to penalties incurred for the cancellation of leases and contracts, building and lease write-offs and severance for staff eliminations resulting from the bank realignment. Non-recurring charges included an amount for legal settlements reached late in 1995, a special contribution to the Integra Charitable Foundation, the write-off of goodwill related to a previously acquired business that is being sold and one-time write-offs on several foreclosed asset properties. Merger expenses were for professional fees incurred in conjunction with the merger.

         Total compensation and employee benefit costs increased $20.1 million to $197.9 million for 1995 compared to the prior year. A restructuring expense of $3.9 million relating to severance for staff eliminations was recorded during the final quarter of 1995 upon determination of eliminated positions and termination dates and notification of affected employees. These staff eliminations will occur prior to May 1, 1996. Additionally, costs of $3.6 million relating to an early retirement program offered early in 1995 as part of corporate restructuring, a $3.6 million increase in profit sharing expense from a higher corporate discretionary contribution and normal employment and benefit cost increases were contributing factors to the higher expense in 1995.

         Higher furniture and equipment expenses in 1995 compared to 1994 of $3.5 million resulted from increased depreciation expense due in part to a larger balance of assets held by a commercial leasing subsidiary and higher computer hardware and software maintenance costs.

         During 1995,  Integra recorded  a facilities  restructuring charge of
   $6.2  million which included  $3.7 million of building  write-offs and $2.5 million of  lease and leasehold improvement  write-offs resulting from  the
   bank  realignment.    These  write-offs  related  largely  to  former  bank
   headquarter locations,  supporting operation  centers and  corporate office


   leases that Integra maintained prior to consolidating into one retail banking subsidiary. To further reduce redundant operations and eliminate excess space, this consolidation plan was initiated during the fourth quarter of 1995.

         Outside data processing expenses increased $5.3 million to $32.2 million for 1995 compared to 1994 due to restructuring expenses totalling $4.9 million. These expenses included a termination fee for the cancellation of a contract for outside data processing services and a contract buyout amount for termination of a processing agreement that will be effective May 31, 1996.

         Federal Deposit Insurance Corporation (FDIC) premium expense increased $2.2 million to $24.2 million in 1995 compared to the prior year. In August 1995, the FDIC lowered the Bank Insurance Fund (BIF) insurance rate for healthy banks from 23 cents to 4 cents per hundred dollars of eligible deposits retroactive to June 1, 1995. During the third quarter of 1995, a premium refund on deposits reflecting this rate reduction was received totalling $5.3 million. The Savings Association Insurance Fund
   (SAIF) premium rate remained at 23 cents and a one-time assessment on SAIF deposits was expected to be levied by the FDIC for which Integra accrued 66 cents per hundred dollars of deposits or $10.5 million in the third quarter of 1995. Approximately $1.64 billion of Integra's deposits are assessed the SAIF premium rate. Such deposits were purchased from or obtained in acquisitions of savings institutions. On November 14, 1995, the FDIC reduced the premiums on BIF deposits for the first semiannual assessment period of 1996 by 4 cents per hundred dollars of eligible deposits so that the highest rated institutions will pay the statutory annual minimum of $2,000. The SAIF deposit premiums will continue to be assessed at 23 cents for "well capitalized" institutions. Integra's banking subsidiary pays the lowest insurance premium based on its current capital levels and supervisory ratings.

         Foreclosed asset expense declined $.6 million to $2.7 million for 1995 compared to 1994 as holdings of other real estate owned declined. Included in 1995 foreclosed asset expense was a non-recurring charge of $1.1 million for the write-off of several foreclosed asset properties.

         Amortization of intangible assets increased $3.1 million in 1995 due to amortization of goodwill relating to the Lincoln acquisition and a non-recurring charge of $1.1 million for the write-off of goodwill related to a previously acquired mortgage banking company that is intended to be sold. Based upon the expected sale proceeds and valuation of this company, the related goodwill was determined to be impaired.

         Other non-interest expense increased $26.7 million to $124.8 million for 1995 due largely to $12.6 million of non-recurring charges, $7.4 million of merger expenses and $.3 million of restructuring expenses. The 1995 non-recurring charges were $7.6 million for legal settlements and $5.0 million for a special contribution to the Integra Charitable Foundation. The legal settlements are more fully discussed in Note 19 to the Consolidated Financial Statements. Merger expenses were for professional advisory fees incurred in the fourth quarter of 1995 in conjunction with the merger with National City. Other increases in 1995 compared to the prior year included consulting fees related to revenue enhancement, human resource and corporate reorganization projects and normal operating cost increases.

         With the consolidation of Integra's operations into National City and elimination of redundant functions, merger related expenses are expected to


   be recorded upon consummation of the merger. These merger expenses will relate mainly to expected severance payments, employment contracts and write-offs of computer, software, furniture and equipment. Approximately 20% of Integra's workforce will be eliminated as a result of the merger with the majority of the terminations occurring at the end of May 1996.

   Federal Income Taxes. The Corporation recognized federal income tax expense of $50.2 million for 1995 compared to $72.6 million for 1994. The decrease in the tax provision during 1995 resulted primarily from a lower level of taxable earnings. The 1995 effective tax rate of 28.1% was below the 35% statutory tax rate due mainly to the tax benefits resulting from tax-exempt interest and excludable dividend income, and tax credits on low income housing projects. The effective tax rate for 1996 is also expected to be below the statutory tax rate of 35% for the same reasons.

         Deferred tax assets totalled $114.3 million and $179.4 million at December 31, 1995 and 1994, respectively. Integra does not anticipate circumstances where future earnings would not be sufficient when combined with its carryback capabilities to not fully utilize the deferred tax assets. Since management concluded that it was more likely than not that the deferred tax assets would be realized, no valuation allowance was established as of December 31, 1995 or 1994.

   Results of Operations for the Fourth Quarter. Integra recorded net income of $8.4 million or $.25 per common share for the fourth quarter of 1995. Excluding the impact of the restructuring, merger and one-time charges, net income was $37.5 million or $1.13 per common share. Earnings for the fourth quarter of 1994 were $39.1 million or $1.17 per common share. Also impacting 1995 fourth quarter earnings compared to the prior year fourth quarter were lower net interest income, a reduced provision for loan losses, increased non-interest income and higher non-interest expense.

         Net interest income for the fourth quarter of 1995 decreased $3.8 million or 3% to $130.5 million on an FTE basis from $134.3 million for the fourth quarter of 1994. Net interest income for the fourth quarter of 1995 was reduced by $5.6 million on an FTE basis to adjust for a change in estimate for amortization of premiums on various securities. Excluding this adjustment, fourth quarter 1995 net interest income increased compared to the prior quarter and the final quarter of 1994. The net interest margin narrowed to 3.79% (3.95% as adjusted) during the fourth quarter of 1995 from 4.13% during the final quarter of 1994 largely attributable to a flattening yield curve with higher short-term rates increasing funding costs but lower long-term rates limiting the positive impact of asset repricing and a shift in the mix of deposits from savings and money market accounts into higher cost deposits. These negative effects were partly offset by growth in earning assets of $791.6 million for the fourth quarter of 1995 compared to the same period a year ago.

         The provision for loan losses was $4.0 million for the fourth quarter of 1995 compared to $6.0 million for the fourth quarter of 1994 reflecting the continued improvement in credit quality.

         Net securities gains totalled $1.3 million for the final quarter of
   1995  compared to  $.7 million  for the  same  period of  1994.   All sales
   occurred in the normal course of portfolio management.  Non-interest income was $30.2  million for the  fourth quarter of  1995 which was reduced  by a
   $3.4  million non-recurring  charge  for the  write-off  of  the  remaining balance  of the  excess servicing receivable  relating to  certain consumer
   finance  loans.   Excluding this  write-off, non-interest  income increased
   $1.8 million during the final quarter of 1995 compared to the same period a


   year ago due principally to higher service charges on deposit accounts and other service charges and fees.

         Non-interest expense increased $41.2 million to $143.1 million for the fourth quarter of 1995 compared to $101.9 million for the fourth quarter of 1994 due mainly to $37.5 million of restructuring expenses, non-recurring charges and merger expenses recorded in the final quarter of 1995.

   Analysis of 1994 Compared to 1993

   Net Income. Net income for 1994 was $169.0 million or $5.01 per common share. Net income for 1993 was $152.8 million or $4.50 per common share, excluding $60.0 million of income relating to the cumulative effects of adopting two FASB statements. The increase in 1994 net income compared to the prior year was attributable to a lower provision for loan losses, higher non-interest income and lower non-interest expense, somewhat offset by declines in net interest income and net securities gains.

   Net Interest Income. Net interest income, on a FTE basis, decreased $9.4 million or 2% to $544.6 million for 1994 from $554.0 million for 1993. Net interest income in 1994 was negatively impacted by the rise in market interest rates. Throughout 1994, the Federal Reserve took action to slow the economy and inflation by raising the federal funds rate six times for a total of 250 basis points. The net interest margin declined to 4.20% for 1994 from 4.30% for 1993. This drop resulted primarily from the rapid rise in interest rates which caused the cost of short-term borrowings to increase while the yield on earning assets declined. Yields on variable rate loans and securities, other than those based on prime rate, typically lag in a rising rate environment due to repricing characteristics that include periodic, not immediate, repricing and caps on the periodic rate adjustments. Loan spreads narrowed in the increasingly competitive environment. These negative factors affecting the 1994 margin were somewhat offset by a decrease in the cost of deposits.

   Provision for Loan Losses. The provision for loan losses was $30.0 million in 1994 compared to $50.0 million in 1993. The decline in the provision reflects the continued progress on asset quality improvement. Nonperforming assets decreased $76.5 million or 44% from year end 1993 to $97.7 million at year end 1994. Integra's loan loss reserve at December 31, 1994 was $237.4 million or 3.12% of total loans compared to $241.9 million or 3.41% of total loans at December 31, 1993. The reserve provides strong coverage with a ratio of 363% of nonperforming loans at December 31, 1994 compared to 205% at December 31, 1993.

   Net Securities Gains.  Net securities gains decreased  to $19.8 million for
   1994 from  $29.9 million for  1993.  The 1994  gains, all from  the sale of securities available  for sale,  were  composed of  $12.4 million  on  debt
   securities  and $7.4 million  on equity securities.   Debt securities gains
   and  losses  in  1994  of  $20.1 million  and  $7.7  million, respectively, occurred in the normal course of portfolio  management.  Gains on mortgage-
   backed securities totalling  $7.4 million in 1994 were derived  mainly from sales  of nonconvertible  variable  rate securities,  with  reinvestment in convertible issues.  Mortgage-backed securities losses of $1.2 million were
   incurred  primarily on  sales  of  issues with  balloon maturities.    U.S.
   Treasury securities gains of  $5.5 million and losses  of $4.4 million were generated  upon reduction of  the level of securities  funded by short-term borrowings  for which spreads declined in the rising  rate environment.  In
   addition,  losses  of  $1.3   million  were  recognized  on  U.S.  Treasury


   securities called under covered call option contracts written. Sales of corporate debt securities, the majority of which were bank issues, resulted in gains of $3.0 million. Collateralized mortgage obligations with short average lives were sold with resultant gains of $1.8 million. Gains on U.S. government agency securities of $1.8 million were realized primarily on issues that were called.

         Equity securities gains and losses for 1994 were $9.7 million and $2.3 million, respectively. The gains included $3.7 million from bank stock issues exchanged for cash in business combinations, $2.2 million from preferred stock issues called, a $1.2 million donation of common stock to the Corporation's charitable foundation (with related contribution expense reflected in non-interest expense) and $2.3 million from other common stocks sold. Losses were incurred primarily on fourth quarter sales of variable rate preferred stock issues.

         Net securities gains were $10.1 million greater in 1993 compared to 1994 due to higher debt securities gains from portfolio restructuring that occurred in a lower interest rate environment when fair values were relatively higher.

   Non-Interest Income. Total non-interest income grew $12.4 million or 12% to $118.3 million for 1994 from $105.9 million for 1993. This improvement was mainly attributable to higher mortgage banking income and service charges and fees.

         Mortgage banking income totalled $10.8 million for 1994 compared to $2.7 million for 1993. Servicing fee revenues increased in 1994 due to a larger loan servicing portfolio and a lower rate of amortization of capitalized mortgage servicing rights as a result of decreased prepayments caused by higher interest rates. During the fourth quarter of 1994, the Corporation sold $257.3 million of mortgage servicing at a gain of $2.3 million which enhanced 1994 mortgage banking income. No mortgage servicing rights were sold in 1993.

         Service charges and fees increased $5.4 million or 21% to $30.8 million for 1994 compared to 1993. The increase related mainly to higher servicing fees on consumer finance loans, fee income from the mutual funds and annuities sales program that was fully initiated in 1994 through Integra's retail branch network, higher credit card fees and increased loan service charges from the implementation of new fee schedules.

   Non-Interest Expense. Total non-interest expense decreased to $395.2 million for 1994 from $407.6 million for 1993 due primarily to a $14.0 million one-time charge recorded in 1993 to reflect a writedown in the carrying value of Integra's headquarters facilities. Excluding this non-recurring item, non-interest expense increased slightly by $1.6 million during 1994.

         Total compensation and employee benefit costs increased $10.5 million or 6% to $177.8 million for 1994 compared to the prior year. Salaries and wages expense increased 4% for 1994 compared to 1993 resulting from normal salary increases. Employee benefits increased 14% in 1994 due to higher pension and incentive plan expenses and normal benefit cost increases.

         Net occupancy expense declined $4.8 million for 1994 compared to  the prior year due to cost savings  from the Equimark merger relating primarily
   to rent, depreciation, real estate taxes and insurance expense.   Following
   the   merger  with  Equimark,  eighteen  branch  offices  were  closed  and consolidated with  nearby locations  and  four branches  were sold  in  the


   second quarter of 1993. Partially offsetting this decrease were higher furniture and equipment expenses in 1994 of $3.0 million compared to the prior year from depreciation expense primarily on a higher balance of assets held by a commercial leasing subsidiary.

         FDIC premium expense decreased $2.4 million to $22.0 million in 1994 compared to the prior year. A higher premium was paid on the former Equimark deposits until the second half of 1993, following the merger of Equibank, Equimark's principal subsidiary, into Integra's bank subsidiary which is designated "well capitalized" for premium assessment purposes.

         Foreclosed asset expense declined $1.5 million to $3.3 million for 1994 compared to 1993 as the balances of other real estate owned and in-substance foreclosures declined. Amortization of intangibles declined $1.3 million in 1994 due mainly to lower scheduled amortization of core deposit intangibles. A decrease of $1.5 million in the other category of non-interest expense for 1994 compared to 1993 resulted from nonrecurring expenses in 1993 which included a $.7 million penalty on the prepayment of higher rate Federal Home Loan Bank (FHLB) advances and a $.5 million loss on the sale of Equimark's Brazilian deposit facilities.

   Federal Income Taxes. The Corporation recognized federal income tax expense of $72.6 million for 1994 compared to $67.7 million for 1993. The effective tax rates of 30.0% and 30.7% for 1994 and 1993, respectively, were below the 35% statutory tax rate due to the tax benefits resulting from tax-exempt interest and excludable dividend income.

         Integra adopted FASB Statement 109 Accounting for Income Taxes as of January 1, 1993. Such adoption increased 1993 earnings by $65.0 million and was reported as part of the cumulative effect of accounting changes. The deferred income tax benefit recorded consisted principally of the benefit associated with Equimark's previously unrecognized net operating loss carryforwards and unrecognized future deductions.


   Interest Rate Sensitivity and Liquidity

         The objective of asset/liability management at Integra is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. The Asset/Liability Management committee is responsible for managing interest rate risk within tolerable limits as established in the Corporation's policy. Interest rate risk is measured and managed based primarily on information provided by an earnings simulation model that is used to project the effect of upward and downward changes in interest rates on net interest income and net income. Included in the simulations are such variables as loan and deposit volume and mix, spreads, prepayments and maturities, repricing and other balance sheet characteristics and assumptions which might impact the Corporation's expected performance results under various market conditions. The sensitivity of off-balance sheet derivative financial instruments to changing interest rates is also monitored in the model. One method to measure the sensitivity of net interest income to interest rate changes is through comparison of a base simulation that holds market interest rates constant to simulations of upward and downward movements in market rates. As of December 31, 1995, in gradually rising 100 and 200 basis point scenarios, net interest income over a twelve month period would decrease by 1.5% and 3.3%, respectively. The comparable estimates at December 31, 1994 were 2.0% and 4.1% for 100 and 200 basis point gradually rising rates, respectively.


         The Corporation took steps in the first half of 1995 to reduce its liability sensitive position through securities portfolio restructuring, a shift to longer-term funding and the termination of $200.0 million of interest rate swaps. Due to the low probability of rising rates, the Corporation allowed its liability sensitive position to increase somewhat during the latter half of 1995 by lengthening the duration of the securities portfolio and through growth in new premium-priced money market accounts. An increase in liability sensitivity enhances, and a reduction in liability sensitivity limits, the potential benefit of declining interest rates. Current expectations are for a relatively stable to slightly lower interest rate environment in 1996.

         Integra views derivative financial instruments, such as interest rate swaps and caps and forward commitments, as alternatives, both on- and off-balance sheet, to manage interest rate sensitivity and, to a lesser degree, liquidity and capital adequacy. The Corporation uses derivatives for interest rate risk management in accordance with its policy guidelines. Integra assesses the effectiveness of interest rate swaps and caps, which are entered into specifically to hedge/alter groups of assets or liabilities, in conjunction with its overall interest rate sensitivity analyses. These analyses are performed as part of strategy development as well as to provide ongoing monthly evaluations. See Note 16 to the Consolidated Financial Statements for additional information regarding derivative financial instruments.

         Interest rate swaps decreased $561.9 million in notional amount during the year to $579.2 million at December 31, 1995. Maturities and amortization totalled $60.0 million and $301.9 million, respectively. Also in 1995, $200.0 million interest rate swaps that hedged/altered consumer loans were terminated, resulting in an immaterial loss which was expensed. Although the hedging strategy was effective, the swaps were terminated as part of the asset/liability management process due to the change in expectations about future levels of interest rates.

         The Corporation had $479.2 million of index amortizing swaps included in total swaps at year end 1995. Amortization of index amortizing swaps depends on the level of three month LIBOR. Based on its interest rate forecast, management expects the terms of index amortizing swaps to extend beyond their quarterly reset dates; however, amortization is anticipated to accelerate given expectations for a lower LIBOR level. At least quarterly, the index amortizing swaps are stress tested for average life sensitivity in up and down instantaneous interest rate movements of 100 basis point increments up to 300 basis points. As of December 31, 1995, based on
   Integra's interest rate sensitivity analysis, the estimated weighted average expected life of the index amortizing swap portfolio was 1.1 years. A 300 basis point upward movement in interest rates could extend the expected average life to 2.3 years.

         At December 31, 1995, Integra had $300.0 million notional amount of interest rate caps which were purchased in the first quarter of 1995 to reduce the impact of then-anticipated increases in the interest rates on short-term borrowings compared to $1.00 billion notional amount of caps at December 31, 1994. During 1995, Integra purchased $300.0 million notional amount of caps and $1.00 billion of caps expired.

         The  fair  value of  derivatives  fluctuates  with  shifts  in market interest rates  and should  be  considered in  the  context of  the  entire balance sheet.  A mark to market  evaluation is performed at least  monthly on interest rate swaps and caps.  The estimated fair value of interest rate swaps and caps,  which represents the amount the Corporation would  have to


   pay to terminate the agreements, was a net unrealized loss of $1.7 million at December 31, 1995 compared to $68.7 million at year end 1994. The improvement in fair value reflected the financial market's expectation for stable to declining interest rates.

         Integra receives fixed and pays floating interest rates on all of its swaps. The impact on net interest income of swaps will increase or be positive during periods of declining rates and decrease or be negative in periods of rising rates. Caps will contribute to net interest income in periods of rising rates. Any negative effect of Integra's caps on net interest income is limited to amortization of the upfront premiums paid. During 1995, swaps and caps reduced the net interest margin by eight basis points compared to 1994 when swaps and caps contributed four basis points to the margin. Based on management's interest rate forecast, the effect of interest rate swaps and caps on net interest income and the margin for 1996 is anticipated to be minimal and improve as index amortizing swaps continue to amortize, the majority of the caps expire and the addition of the swaps discussed below.

         In January 1996, Integra entered into index amortizing swaps with notional amounts totalling $350.0 million for the purpose of hedging/altering variable rate commercial loans. Swaps with notional amounts of $200.0 million have a two year lockout date and the remaining swap has a one year lockout date. The final maturity of these swaps is within five years and Integra will pay a floating rate based on three month LIBOR and receive a 6.04% weighted average fixed rate. Additionally, during January 1996, Integra entered into call and put options ("synthetic short") to lock-in the market value of a portion of equity securities held by Integra Investment Company at the date of these transactions. To accomplish this, Integra sold a call and bought a put with the same price and expiration date. The premium received for the call offset the premium paid for the put. See the Non-Interest Income section for a description of hedges relating to the mortgage servicing portfolio entered into in January 1996.

         As measured by the one year cumulative sensitivity gap at December 31, 1995, the Corporation was liability sensitive such that the maturity and repricing characteristics of interest bearing liabilities exceeded those of earning assets. This static evaluation of interest rate sensitivity is not indicative of the impact of fluctuating interest rates on net interest income. The following table summarizes the Corporation's interest rate sensitivity or gap position, which is the estimated aggregate maturity and repricing of earning assets and interest bearing liabilities, at December 31, 1995:

     Interest Rate Sensitivity
                                                                                       Total
     (Dollars in              Under         31 to         91 to         181 to       Within          After
     thousands)              31 Days       90 Days       180 Days      365 Days     One Year        One Year       Total
     Short-term
       investments         $   62,311      $    100       $    100    $      500    $   63,011    $    1,775     $    64,786

     Securities
       available for           87,055       276,858        240,014     1,122,454     1,726,381     3,668,953       5,395,334
       sale


     Loans, held for          147,352           -0-            -0-           -0-       147,352           -0-         147,352
       sale
     Loans, net of
       unearned income      2,707,145       344,034        430,478       736,018     4,217,675     3,878,480       8,096,155
     Interest rate            (81,700)      (67,737)        24,790        37,793       (86,854)       86,854             -0-
       swaps
     Total earning         $2,922,163      $553,255       $695,382    $1,896,765    $6,067,565    $7,636,062     $13,703,627
       assets

     Interest bearing
       deposits            $2,442,485      $692,439       $841,397      $922,027    $4,898,348    $4,052,607      $8,950,955

     Short-term
       borrowings             545,102       188,096        450,035       101,394     1,284,627        19,658       1,304,285
     Long-term debt           108,260         4,014        110,553       269,427       492,254       775,866       1,268,120
     Interest rate            197,223        77,765       (125,012)      (61,086)       88,890       (88,890)            -0-
       swaps

     Total interest
       bearing
       liabilities         $3,293,070      $962,314     $1,276,973    $1,231,762    $6,764,119    $4,759,241     $11,523,360

     Period rate
       sensitivity gap      $(370,907)    $(409,059)     $(581,591)     $665,003                  $2,876,821      $2,180,267

     Cumulative rate
       sensitivity gap       (370,907)     (779,966)    (1,361,557)     (696,554)                  2,180,267
     Cumulative gap
       ratio                      .89           .82            .75           .90                        1.19

    Residential real estate loans, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are assumed to have prepayments which factor in the difference between current market and portfolio rates based on historical experience and current expectations.  It is assumed that all interest bearing demand deposits are stable core deposits based on historical experience and are included in the After One Year category.
    Savings and money market accounts are divided evenly between the Under 31 Days and After One Year categories to approximate the elasticity and anticipated pricing behavior of the accounts.  The December 31, 1995 three month LIBOR rate (held constant) was assumed in classifying index amortizinginterest rate swaps.  Interest rate caps are not included in the above table as the three month LIBOR rate was below the strike rate.

         Integra manages its liquidity position by continually evaluating its funding needs and the costs and terms of funding sources. The Corporation has sufficient sources of funds available at all times to meet its routine, operational cash needs by virtue of its monetary assets and liabilities. Long-term sources of funds include debt issued in the financial markets and FHLB borrowing programs. Short-term borrowings in the form of securities sold under agreements to repurchase and FHLB advances have been regular financing sources for Integra. In 1995, a $2.00 billion bank note program was established and $100.0 million in senior bank notes were issued. Also in 1995, Integra became more active in the federal funds purchased and broker repo markets and has the availability of other sources of funding such as brokered certificates of deposit. The Corporation expects to have sufficient funding sources available from financial institutions and the financial markets should the need for additional funding develop.

         Cash for operating activities  is provided by net income adjusted for noncash  related items  such as  deprecation  and amortization  expense and provision for loan losses.  Cash was  used for investing activities in 1995 largely to fund growth in loans and short-term investments.  The securities

   portfolio is a readily available source of liquidity due to the active markets for the securities held. Repayments on mortgage-related and asset-backed securities, callable bonds and loans provide an additional source of liquidity. Additionally, investing activities consisted of the utilization of $46.7 million to fund the purchase of Lincoln on January 5, 1995. In 1995, financing activities used cash to reduce short-term borrowings partly offset by net increases in long-term debt and time deposits.


   Financial Condition

         Integra's total assets were $14.35 billion at December 31, 1995, an increase of $590.6 million or 4% from December 31, 1994. The higher asset level resulted from an increase in loans and securities and the Lincoln acquisition on January 5, 1995.

   Lending Activity. Loans, net of unearned income, increased $498.1 million to $8.10 billion at year end 1995 compared to year end 1994. Average loans increased 7% during 1995. The mix of average loans by loan type and the change between years is shown in the following table:

   Composition of Loans
                                                 Daily Average Balance
                                                                    Increase        %
    (Dollars in thousands)                      1995         1994  (Decrease)    Change
    Commercial                            $1,228,650   $1,510,895  $(282,245)     (19)%

    Real estate:
        Construction                         163,993      156,196      7,797        5
        Commercial                           920,461      761,457    159,004       21
        Residential                        2,139,464    1,770,998    368,466       21
           Total real estate               3,223,918    2,688,651    535,267       20
    Consumer:
        Indirect                             943,205      907,909     35,296        4
        Home equity                          863,388      776,556     86,832       11
        Other lines of credit                213,771      219,754     (5,983)      (3)
        Education                            396,290      331,369     64,921       20
        Credit cards                         138,850      104,079     34,771       33

        Other direct                         357,822      360,744     (2,922)      (1)
        Consumer finance                     368,644      328,934     39,710       12
           Total consumer                  3,281,970    3,029,345    252,625        8
    Lease finance                             77,987       76,458      1,529        2
    Total loans, net of unearned income   $7,812,525   $7,305,349  $ 507,176        7 %

         Integra experienced loan growth during 1995 of $380.0 million or 5% excluding loans acquired in the Lincoln acquisition. This loan growth occurred primarily in residential real estate and consumer loans. The Lincoln acquisition added $118.1 million of loans comprised of $67.7 million residential real estate, $36.4 million commercial real estate, $10.5 million commercial and $3.5 million consumer.

         The  apparent fluctuation  in commercial  and commercial  real estate loans  was in  large  measure  due to  reclassifications resulting  from  a
   corporate-wide   project   to    correct   certain   loan   system   coding
   inconsistencies relating to various mergers in prior years.  Commercial and commercial real estate loans declined in total by $78.0 million during 1995 largely as a  result of sales of nonstrategic out-of-market  loans obtained


   in a merger.   During 1995, Integra sold $61.8 million of  such loans which essentially eliminated the portfolio of nonstrategic out-of-market loans.

         Residential real estate loans grew $275.1 million or 14% and the average balance increased $368.5 million or 21% during 1995 from a higher volume of loan originations due to greater market demand. During 1995, portfolio loans consisting of $68.9 million of permanent construction, $76.1 million of variable rate and $22.7 million of fixed rate real estate loans were sold servicing retained by the mortgage banking subsidiary at gains of $1.7 million, which were included in mortgage banking income.

         Total consumer loans increased during 1995 due mainly from originations of home equity, consumer finance, education and indirect automobile loans as a result of market demand and Integra's promotional efforts and pricing decisions. This growth was somewhat offset by sales of $37.3 million of consumer finance loans at gains totalling $3.2 million. Consumer finance loans are comprised of residential first and second mortgages that are not underwritten to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines. The typical variance is due to the credit history of the borrower. Such credit risk is managed by lending a lower amount relative to the collateral value. Higher servicing costs that result from increased credit risk are compensated for by higher loan rates in comparison to conventional residential real estate and home equity loans. Approximately 55% of consumer finance loans were to borrowers located in Ohio, New Jersey, Pennsylvania and Tennessee. Integra's consumer finance business is conducted through a subsidiary, Altegra Credit Company. The Corporation is expanding this line of business in states generally east of the Mississippi River with ten direct lending offices opened in 1995. Sales of consumer finance loans may occur from time to time to cover expansion costs.

         Intense competition for loan volume, which has reduced the profitability of certain types of loans, is expected to continue during 1996. Loan growth is anticipated in 1996 principally from commercial and consumer loan originations based on expectations of market demand and current business plans.

         Integra's commercial loans consist primarily of loans to small- and medium-sized businesses within the Corporation's market area. Geographical coverage of the Corporation's commercial lending activity extends across all of western Pennsylvania and closely neighboring areas and includes borrowers from various types of businesses and industries. For additional information regarding loan concentrations see Note 5 to the Consolidated Financial Statements.

   Nonperforming Assets. The composition of nonperforming assets and past due loans at December 31 for the past five years is as follows:

   Nonperforming Assets and Past Due Loans

                                               1995            1994           1993           1992            1991
     (Dollars in thousands)
     Nonaccrual loans                      $ 62,727        $ 63,071       $114,992       $145,000        $206,915
     Renegotiated debt                           26           2,392          2,990          4,099           5,329
     Total nonperforming loans               62,753          65,463        117,982        149,099         212,244


     In-substance foreclosures (1)              -0-           6,140         22,893         41,612          41,131
     Other real estate owned                 13,052          26,089         33,336         36,323          23,518
     Total foreclosed assets                 13,052          32,229         56,229         77,935          64,649

     Total nonperforming assets              75,805          97,692        174,211        227,034         276,893
     Loans past due 90 days or
       more and still accruing               26,069          23,412         25,880         34,850          42,762
     Total nonperforming assets
       and past due loans                  $101,874        $121,104       $200,091       $261,884        $319,655

    (1)     In-substance foreclosures were reclassified to nonaccrual loans upon the adoption of FASB Statement 114 as of January 1, 1995.

             Nonperforming assets decreased $21.9 million or 22% as of December 31, 1995 from the previous year end due in part to sales of nonperforming assets consisting of $8.6 million of nonperforming loans located outside of Integra's market area sold in the second quarter and $10.8 million of other real estate owned sold in the first quarter. The ratio of nonperforming assets to loans plus foreclosed assets was .93% at year end 1995, down from 1.28% at year end 1994.

         The composition of nonperforming loans and foreclosed assets by category at December 31, 1995 was: Commercial - 28%, Commercial real estate -37%, Construction and residential real estate - 23% and Consumer - 12%. Commercial and commercial real estate nonperforming assets with customer balances over $.5 million totalled $24.3 million or 32% of total nonperforming assets at December 31, 1995 and are shown in the following table by type and location:

     Commercial and Commercial Real Estate Nonperforming Assets


    (Dollars in millions)   Pennsylvania   New York   Total  % by Type

    Multifamily and Land          $ 3         $3      $ 6        26%
    Office                          3          1        4        17
    Recreation                      4          -        4        17
    Contractor                      3          -        3        12
    Distributor                     3          -        3        12
    Manufacturer                    2          -        2         8
    Other                           2          -        2         8
    Total                         $20         $4      $24       100%

   Reserve for Loan Losses.  The reserve for loan losses was $215.2 million or
   2.66% of  total loans at December  31, 1995 compared  to $237.4  million or
   3.12% of  total loans at  December 31,  1994.  The  reserve provides strong coverage with a ratio  of 343% of nonperforming loans at December  31, 1995
   compared  to 363%  a year  earlier.   The reserve  also represents  284% of
   nonperforming assets  at December  31, 1995  up from  243% at December  31,
   1994.  Loan  charge-offs, net of recoveries,  totalled $40.7 million during
   1995 compared to $34.5 million during 1994.   The 1995 charge-offs included
   $16.1  million  related to  non-strategic,  primarily  out-of-market, loans acquired through a  previous merger.  The  remaining, normal charge-offs of
   $24.6  million were  above the  year-to-date provision  for loan  losses of


   $16.0 million. For both years, the majority of the loan charge-offs were for consumer, commercial real estate and commercial loans. Determinations of probable losses are made under the guidelines of a conservative charge-off policy at the time a loan is first designated nonaccrual and periodically thereafter. Net charge-offs for 1996 are expected to approximate net charge-offs for 1995 and be proportionately similar by loan category. The activity in the loan loss reserve and information regarding the relationship of the reserve to loans, nonperforming loans and nonperforming assets and the ratio of net charge-offs to average loans for the past five years is shown in the following table:

     Reserve for Loan Losses

     (Dollars in thousands)                   1995          1994           1993            1992            1991
     Balance at beginning of year         $237,433      $241,901       $238,831        $182,553        $211,820
     Provision for loan losses              16,000        30,000         50,000          96,390          71,837
     Loan charge-offs:
              Commercial                   (12,342)      (19,811)       (26,473)        (22,253)        (38,696)
              Real Estate:
                Construction                  (220)         (328)        (1,121)           (604)         (8,513)
                Commercial                 (17,891)      (14,700)       (12,017)        (10,719)        (24,003)

                Residential                 (1,276)       (1,133)        (2,511)         (2,630)         (2,039)
              Consumer                     (25,147)      (23,923)       (26,643)        (38,058)        (39,968)
              Lease finance                    (78)         (120)          (177)           (300)           (666)
     Total loan charge-offs                (56,954)      (60,015)       (68,942)        (74,564)       (113,885)
     Loan recoveries:
              Commercial                     8,253        17,420         13,968           8,898           6,705
              Real estate:
                Construction                     1           -0-             22             371              32
                Commercial                     913           845          1,517           1,686           1,017
                Residential                     81            25            117             174             233
              Consumer                       6,969         7,173          6,360           6,128           5,851

              Lease finance                     21            84             28             123             144
     Total loan recoveries                  16,238        25,547         22,012          17,380          13,982
     Net loan charge-offs                  (40,716)      (34,468)       (46,930)        (57,184)        (99,903)
     Reserve of acquired
       (divested) company                    2,450           -0-            -0-          17,072          (1,201)
     Balance at end of period             $215,167      $237,433       $241,901        $238,831        $182,553

     Loan loss reserve to loans               2.66%         3.12%          3.41%           3.39%           2.89%
     Loan loss reserve to
       nonperforming loans                  342.88        362.70         205.03          160.18           86.01
     Loan loss reserve to
       nonperforming assets                 283.84        243.04         138.86          105.20           65.93
     Net loan charge-offs to
       average loans                           .52           .47            .67             .85            1.53

         The  adequacy of  the  reserve for  loan losses  is  assessed by  the
   Corporation  through  evaluation  of  the  loss  potential   on  individual
   nonperforming,  delinquent  and  high  dollar  loans,  review  of  economic conditions and  business  trends, historical  loss experience,  growth  and composition  of the loan  portfolio and other relevant  factors.  Integra's


   management believes that the reserve for loan losses is adequate to absorb reasonably foreseeable losses on loans.

   Securities Activity. Securities at December 31, 1995, all of which were classified as available for sale, totalled $5.39 billion compared to $5.24 billion of total securities available for sale and held to maturity at December 31, 1994. The overall increase in 1995 was due to higher fair values reflected in a $325.8 million increase in net unrealized gains on securities available for sale partly offset by a $172.2 million decrease in securities.

         Effective December 1, 1995, Integra reclassified its entire $2.05 billion portfolio of securities held to maturity to the available for sale category. The unrealized gain on these securities was $21.4 million on the date of transfer which was recorded net of tax in shareholders' equity in accordance with FASB Statement 115. This was the result of a reevaluation of management's intentions to hold those securities to maturity. A window of opportunity to reassess the appropriateness of all securities' classifications was provided by the FASB concurrent with its issuance in November 1995 of a Special Report - A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities.

         As a result of the decline in interest rates during 1995, the net unrealized loss on securities available for sale at the end of 1994 of
   $168.6 million improved to a net unrealized gain of $157.2 million at December 31, 1995. Net unrealized gains on debt securities available for sale of $40.1 million at December 31, 1995 increased from net unrealized losses of $246.0 million at December 31, 1994. Net unrealized gains on marketable equity securities were $117.1 million at December 31, 1995 compared to $77.4 million at December 31, 1994. As of year end 1995, no securities had been specifically identified for sale in 1996 although securities may be sold in the context of ongoing asset/liability management.

         During 1995, the debt securities portfolio was restructured through purchases that included asset-backed securities, callable agency securities and collateralized mortgage obligations, and sales of available for sale securities consisting mainly of mortgage-backed securities, primarily variable rate for which prepayment risk was a concern, and U.S. Treasury securities. These transactions had the effect of lengthening the duration of the securities portfolio and improving the yield on average securities which rose 26 basis points in 1995 compared to 1994, excluding the impact to the yield of net unrealized gains/losses on securities available for sale.

         Collateralized mortgage obligations and mortgage-backed securities in total represented  52% of  Integra's securities  portfolio at  December 31,
   1995.   These mortgage related securities are impacted  by the effects that
   changing  interest  rates   have  on  the  level  of  prepayments.     Such
   susceptibility to prepayment variations is factored into Integra's interest
   rate  sensitivity analysis.   The weighted average expected  lives of fixed
   rate  mortgage-backed  securities  and collateralized  mortgage obligations were 5.1 years and 2.8 years, respectively, as of December 31, 1995.  A 300 basis point  upward movement in  interest rates could  extend the  expected average  lives to 6.4  years and  4.4 years for fixed  rate mortgage-backed
   securities and  collateralized mortgage obligations, respectively.   Stress
   tests are  performed at  least quarterly in  which 100, 200  and 300  basis point instantaneous up and down interest rate movements  are evaluated.  At
   December  31,  1995,  variable  rate  securities  constituted  49%  of  the
   mortgage-backed  portfolio compared  to  61%  at December  31, 1994.    All


   collateralized mortgage obligations were fixed rate at year-end 1995 compared to 84% fixed rate at year end 1994. The majority of mortgage-backed securities and collateralized mortgage obligations were U.S. government agency issues and no private placement issues were held.

         Included in U.S. Government agency securities as of December 31,1995 was a $10.0 million structured note compared to $254.9 million of structured notes at December 31, 1994. Structured notes have a series of pre-established coupons that typically increase on specified future dates until final maturity, which date may not be reached due to call option features. A majority of these securities were called by the issuer agencies during 1995 due to interest rate levels.

         Marketable equity securities increased to $490.0 million at December 31, 1995 from $347.5 million a year earlier, with a net unrealized gain component of $117.1 million and $77.4 million for each year, respectively. Activity in marketable equity securities in 1995 included purchases of variable rate preferred stock and money market preferred issues. Approximately 46% of Integra's marketable equity securities at December 31, 1995 were common and preferred stocks of banks, thrifts and bank holding companies compared to 52% at December 31, 1994. Investing in marketable equity securities is the principal activity of Integra Investment Company, a Delaware subsidiary. Integra Investment Company had marketable equity securities of $360.4 million at December 31, 1995.

         The  composition   of  the  average  balance   of  the  Corporation's
   securities available for sale at fair value and securities held to maturity at amortized cost during 1995 and 1994 is shown in the following table:

     Composition of Securities
                                                            Daily Average Balance                                  % of Total
                                                                                                                     Average
                                                       1995                        1994                             Securities
                                                Held to     Available      Held to     Available    Increase
     (Dollars in millions)                     Maturity      for Sale     Maturity      for Sale   (Decrease)     1995      1994
     U.S. Treasury securities                    $  122        $  472        $  72        $  826       $(304)      11%       16%
     U.S. Government agency securities              631           135          247           299         220       14        10
     Mortgage-backed securities                     244         1,750          196         2,045        (247)      36        41
     Collateralized mortgage
       obligations                                  378           376          302           295         157       14        11
     Corporate debt securities                       50           185           18           305         (88)       4         6

     Marketable equity securities                   -0-           418          -0-           368          50        8         7
     Asset-backed securities                        337           210          203            83         261       10         5
     Federal Home Loan Bank and
       Federal Reserve Bank stock                   -0-            82          -0-            99         (17)       1         2
     State and political subdivision
       securities                                   118            14           68            21          43        2         2
     Other                                          -0-           -0-          -0-             1          (1)       -         -

     Total securities                            $1,880        $3,642       $1,106        $4,342       $  74      100%      100%


         The Corporation had no concentration (defined as 10% of shareholders'
   equity) of credit risk in any single issuer, other than the U.S. government


   and its agencies and corporations, in the securities portfolio at December 31, 1995. Integra had $175.6 million of collateralized mortgage obligations at December 31, 1995 which qualified as "high risk" based on the Federal Financial Institutions Examination Council's definition. These securities are routinely monitored to assess the impact of changes in interest rates and are classified as available for sale.

         Trading activity, which is a separate and distinct activity, includes the purchase and subsequent sale of securities for the specific purpose of profiting from short-term changes in interest rates and market values. The volume of transactions in the trading portfolio has not been significant and such activities are not expected to become significant in the future. No trading securities were held at December 31, 1995 and 1994.

   Deposits. Total deposits increased $297.1 million to $10.38 billion at December 31, 1995 from $10.08 billion at December 31, 1994. Integra obtained $159.6 million of deposits in the Lincoln acquisition, including $84.5 million of time deposits and $46.3 million of savings accounts. During 1995, Integra experienced a shift in its deposit mix into time deposits out of savings and demand accounts. This industry-wide trend occurred as depositors were attracted by the higher rates which typically impacts deposit pricing on a time lag. Growth in time deposits occurred mainly in certificates with terms between twelve and 24 months. Non-interest bearing demand deposits declined in 1995 due in part to the reclassification to money market deposits of escrow accounts with limited monthly transactions totalling $71.5 million at December 31, 1995 held in conjunction with Integra's mortgage banking business. During the third quarter of 1995, a new type of money market account linked to existing interest bearing demand accounts was established. Balances of accounts that do not exceed maximum transaction levels and which are in excess of the amounts needed to cover each customer's historic activity level are transferred from the demand accounts to the related money market accounts, with the effect of lowering the requirement for reserves that must be maintained by Federal Reserve member banks. Such balances, which are paid the interest bearing demand account rate, totalled $717.9 million at December 31, 1995 are included in the following table with interest bearing demand. Integra's money market deposits increased in 1995 with the promotion of a preferred investment account which offers customers a market indexed rate on accounts with balances over $25,000. Integra considers its retail funding base to be stable. Average deposits were 2% higher during 1995 compared to the previous year. The composition of deposits at December 31, 1995 and 1994 and average deposits during 1995 and 1994 are as follows:

                                                                             Daily                 % of Total
     Composition of Deposits                    December 31,           Average Balance         Average Deposits
     (Dollars in millions)                      1995         1994         1995        1994        1995        1994
     Non-interest bearing demand             $ 1,430      $ 1,488      $ 1,359      $1,417         13%         14%
     Interest bearing demand                     883          946          903         968          9          10
     Savings                                   1,014        1,086        1,071       1,133         11          11
     Money market                              1,941        1,650        1,764       1,781         17          18
     Time deposits under $100,000              4,495        4,342        4,515       4,162         44          42
     Time deposits of $100,000 or more           617          571          631         536          6           5

     Total deposits                          $10,380      $10,083      $10,243      $9,997        100%        100%
    /TABLE

   Borrowings. During 1995, the Corporation extended the terms of wholesale borrowings to manage its liability sensitivity. Average short-term borrowings declined slightly and long term debt increased during 1995 compared to 1994.

         Short-term borrowings decreased $278.5 million from December 31, 1994 to December 31, 1995 and the mix of short-term funds changed, with a decrease of $441.7 million in securities sold to FHLBs under agreements to repurchase partly offset by increases of $141.8 million in federal funds purchased and $79.0 million in securities sold to brokers under agreements to repurchase. Integra became more active in the term federal funds and broker repo markets during 1995 as a part of its ongoing evaluations of funding alternatives. The Corporation's banking subsidiary established a brokered certificate of deposit program which had not been utilized as of December 31, 1995. Securities sold under agreements to repurchase comprised 61% and 74% of short-term borrowings at December 31, 1995 and 1994, respectively. The securities sold under agreements to repurchase were U.S. Treasury and agency securities. The repurchase agreements at December 31, 1995 were with brokers and bank customers.

         Long-term debt increased $211.5 million or 20% from year end 1994 to $1.27 billion at December 31, 1995. Securities sold to brokers under agreements to repurchase increased $376.9 million somewhat offset by a $263.2 million decrease in long-term FHLB advances. In the second quarter of 1995, $100.0 million of five year, 6.55% senior bank notes were issued under a $2.00 billion shelf registration.

   Capital Resources. Shareholders' equity increased $286.3 million from $858.6 million at December 31, 1994 to $1.14 billion at December 31, 1995 due to a $215.6 million improvement in the after-tax net unrealized gains on securities available for sale and 1995 net income of $128.4 million. Equity was reduced by cash dividends paid to shareholders of $64.0 million.

         In January 1995, Integra's Board of Directors increased to two million shares the total number of shares of the Corporation's outstanding common stock authorized to be repurchased under an existing stock repurchase program. One million shares were authorized in July 1993 under the program. During 1995, 148,311 shares of common stock were repurchased at an average price of $41.24. Since inception of the program in 1993, 1,099,518 shares have been purchased at an average cost of $41.93. During 1995, shares totalling 334,489, all from treasury, were issued under the Corporation's employee stock option, employee stock purchase, and dividend reinvestment and stock purchase plans for net proceeds of $12.5 million. At December 31, 1995, 579,667 shares were held as treasury stock.

         Integra paid dividends of $1.95 per common share in 1995 compared to $1.70 per common share in 1994, representing a 15% increase. On April 26, 1995, Integra's Board of Directors increased the quarterly dividend from $.45 to $.50 per share of common stock, marking the twentieth consecutive year of increased annual dividend payouts. On January 24, 1996, the quarterly dividend rate was increased to $.54 per common share with the first quarter 1996 dividend payable on March 1, 1996 to shareholders of record as of February 15, 1996. A second quarter 1996 dividend of $.54 per common share was also declared which will be payable on May 1, 1996 to shareholders of record as of April 15, 1996. This accelerated second quarter dividend will bring the Integra quarterly dividend into conformity with National City, which has payment dates for quarterly dividends on the first day of February, May, August and November.


         The book value of Integra's common stock was $34.68 per share at December 31, 1995, which included $3.09 per share for net unrealized gains on securities available for sale that increased shareholders' equity in accordance with FASB Statement 115. Book value increased $8.52 per share during 1995 of which $6.54 per share related to an improvement in the fair value of securities available for sale. The market value of Integra's common stock was $63.13 per share on December 31, 1995. The stock price table shows the market price range of Integra common stock as quoted on the New York Stock Exchange and dividends paid during each quarter of 1995 and 1994.

         Common Stock Prices and Dividends Paid

                                                    1995                                             1994
                                                                    Dividends                                         Dividends
          Quarter                   High         Low       Close       Paid          High         Low       Close        Paid
          First                   $43.75      $36.88      $43.00        $ .45      $47.88      $42.63      $46.00         $ .40
          Second                   50.63       42.38       48.63          .50       49.75       44.75       46.75           .40
          Third                    59.50       48.50       58.13          .50       48.88       44.88       45.13           .45
          Fourth                   64.63       57.63       63.13          .50       45.38       38.38       41.13           .45
                                                                        $1.95                                             $1.70

         In connection with the proposed merger of Integra with and into National City, each outstanding share of Integra common stock will be converted into two shares of National City common stock at the effective time of the merger which is anticipated in the second quarter of 1996. The market price of National City common stock at December 31, 1995 was $33.13 per share and 1995 dividends paid were $1.30 per share.

         Integra continues to maintain a strong capital position, with a leverage ratio of 7.02%, a tangible leverage ratio of 6.77%, a core capital to risk-weighted assets ratio of 11.13% and a total capital to risk-weighted assets ratio of 14.61% at December 31, 1995. These capital ratios decreased slightly in the early part of 1995 compared to December 31, 1994 due primarily to the Lincoln acquisition. In accordance with regulatory guidelines, these ratios do not include net unrealized gains or losses on securities available for sale under FASB Statement 115. All of the capital ratios are in excess of the regulatory requirements. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), five capital level designations have been established that, among other things, trigger certain mandatory and discretionary supervisory responses for institutions that fall below certain capital levels. Integra's banking subsidiary has been deemed "well capitalized" which is the highest designation. As required by FDICIA, the regulators are permitted to require additional capital for interest rate risk when they believe it necessary. Effective in 1996, the regulators will require expanded reporting of an institution's interest rate risk exposure. The data collected will be used as the basis for a new, separate rulemaking that could result in a specific capital charge on institutions with high interest rate risk exposure. The effect of this proposal, if any, on the Corporation's capital requirements cannot be determined at this time. The following table shows Integra's capital ratios at December 31, 1995 and 1994:

     Capital Ratios
    (Dollars in thousands)                           1995              1994


    Leverage ratio                                   7.02%             6.98%
    Tangible leverage ratio                          6.77              6.73
    Risk-based capital:
      Capital components:
        Core capital                           $1,003,734        $  959,254
        Total risk-based capital                1,317,313         1,265,156
    Risk-weighted assets and off-balance
      sheet financial instruments               9,015,065         8,377,021
    Risk-based capital ratios:

      Core capital                                  11.13%            11.45%
      Total capital                                 14.61             15.10


   CONSOLIDATED FINANCIAL DATA

                                                                 1995          1994         1993         1992        1991
     Profitability
     Return on average assets (1)                                 .90%         1.24%        1.13%         .48%        .55%
     Return on average total equity (1)                         12.71         17.95        18.40         8.31       10.26
     Net interest margin                                         3.86          4.20         4.30         4.28        4.10
     Efficiency ratio                                           62.21         59.62        59.76        63.81       72.38
     Average loans to deposits                                  76.27         73.07        69.06        65.49       67.31


     Capital
     Common dividends to net income                             49.85%        33.64%       30.02%       52.43%      47.33%
     Shareholders' equity to assets                              7.98          6.24         7.32         5.58        5.28
     Leverage ratio                                              7.02          6.98         6.19         5.38        5.27
     Tangible leverage ratio                                     6.77          6.73         6.00         5.12        4.99
     Core capital ratio                                         11.13         11.45        10.77         9.08        8.51
     Total capital ratio                                        14.61         15.10        14.50        11.81       10.39

     Asset Quality
     Nonperforming assets to loans plus foreclosed
        assets                                                    .93%         1.28%        2.44%        3.18%       4.33%
     Loans past due 90 days or more, excluding
        nonaccrual loans, to loans                                .32           .31          .37          .49         .68

     Loan loss reserve to loans                                  2.66          3.12         3.41         3.39        2.89
     Loan loss reserve to nonperforming loans                  342.88        362.70       205.03       160.18       86.01
     Net loan charge-offs to average loans                        .52           .47          .67          .85        1.53

     Share Data
     Common shares outstanding at period-end (in
     thousands)                                                33,013        32,827       33,457       32,955      26,667
     Average common shares outstanding (in thousands)          33,123        33,735       33,815       32,030      26,670
     Net income before cumulative effect of
        accounting changes                                      $3.88         $5.01        $4.50        $1.81       $2.23
     Net income                                                  3.88          5.01         6.28         1.81        2.23
     Common dividends                                            1.95          1.70         1.37          .98        1.11


     Book value                                                 34.68         26.16        30.85        21.30       22.21
        Excluding unrealized gains/losses on
        securities                                              31.59         29.61        26.50        21.30       22.21
     Market price:
        High                                                    64.63         49.75        50.75        42.00       30.50
        Low                                                     36.88         38.38        39.50        30.00       13.00
        Close                                                   63.13         41.13        43.00        41.63       30.00

     Other Data
     Number of employees (full-time equivalent)                 5,041         5,222        5,175        5,400       5,418
     Number of banking offices                                    263           260          260          281         268

    Periods prior to 1993 have been restated to reflect the merger with Equimark Corporation, a pooling-of-interests transaction consummated on January 15, 1993.
    (1)   Excludes cumulative effect of accounting changes to FASB Statements 106 and 109 in 1993.


    CONSOLIDATED AVERAGE BALANCES AND NET INTEREST ANALYSIS


     Years ended December 31                       1995                                      1994

                                   Daily        Interest      Average        Daily        Interest     Average
                                  Average       Income/     Annualized      Average       Income/    Annualized
     (Dollars in thousands)       Balance       Expense     Yield/Rate      Balance        Expense   Yield/Rate
     Assets

     Earning assets:
     Short-term investments     $   153,008   $   10,504         6.87%      $   25,934   $  1,083          4.18%

     Debt securities              5,104,534      338,626         6.63        5,080,881    320,762          6.31
     Equity securities              417,959       28,250         6.76          367,487     26,575          7.23

       Total securities           5,522,493      366,876         6.64        5,448,368    347,337          6.38
     Trading securities              26,910        1,602         5.95           49,783      2,596          5.21
     Loans held for sale            100,570        6,471         6.43          134,437     10,364          7.71
     Loans, net of unearned
      income                      7,812,525      703,524         9.01        7,305,349    615,243          8.42

       Total earning assets      13,615,506   $1,088,977         8.00%      12,963,871   $976,623          7.53%

     Cash and due from banks        312,114                                    367,693

     Premises and equipment         171,534                                    163,379
     Other assets                   415,089                                    346,070
     Reserve for loan losses       (230,878)                                  (243,975)
       Total assets             $14,283,365                                $13,597,038

     Liabilities and
      Shareholders' Equity
     Interest bearing
      liabilities:
     Interest bearing demand    $   903,098     $ 11,844         1.31%     $   967,683   $ 13,353          1.38%


     Savings                      1,071,038       25,680         2.40        1,133,336     25,762          2.27
     Money market                 1,763,637       59,608         3.38        1,780,740     44,980          2.53
     Time deposits                5,146,358      294,147         5.72        4,698,390    233,772          4.98

       Total interest
        bearing deposits          8,884,131      391,279         4.40        8,580,149    317,867          3.71
     Short-term borrowings        1,610,217       96,502         5.99        1,664,817     66,180          3.98
     Long-term debt               1,204,009       75,881         6.30          815,890     47,931          5.87

       Total interest
        bearing liabilities      11,698,357   $  563,662         4.82%      11,060,856   $431,978          3.91%

     Non-interest bearing
      deposits                    1,359,045                                  1,417,153
     Other liabilities              215,557                                    177,564


       Total liabilities         13,272,959                                 12,655,573

     Shareholders' equity         1,010,406                                    941,465

       Total liabilities and
        shareholders'
        equity                  $14,283,365                                $13,597,038

     Net interest spread                                         3.18%                                     3.62%
     Net interest income/Net
      interest margin                           $525,315         3.86%                   $544,645          4.20%

     Taxable equivalent
      adjustment                                 (18,055)                                 (15,826)
     Net interest income per
      financial statements                      $507,260                                 $528,819

     Interest bearing
      liabilities to
      earning assets                  85.92%                                     85.32%

    Tax-exempt income is on an FTE basis using the statutory federal income tax rate of 35% for 1995, 1994 and 1993.
    For purposes of calculating loan yields, average loan balances include nonaccrual loans.

    CAPTION


    CONSOLIDATED AVERAGE BALANCES AND NET INTEREST ANALYSIS

     Years ended December 31                                                   1993
                                                             Daily           Interest          Average
                                                            Average          Income/         Annualized
     (Dollars in thousands)                                 Balance           Expense        Yield/Rate
     Assets
     Earning assets:
     Short-term investments                                 $   24,429         $    736              3.01%
     Debt securities                                         5,435,027          350,170              6.44
     Equity securities                                         184,224           20,145             10.93
       Total securities                                      5,619,251          370,315              6.59

     Trading securities                                         25,939              875              3.37
     Loans held for sale                                       180,541           13,763              7.62
     Loans, net of unearned income                           7,046,791          603,819              8.57
       Total earning assets                                 12,896,951         $989,508              7.67%
     Cash and due from banks                                   393,068
     Premises and equipment                                    153,889
     Other assets                                              359,097
     Reserve for loan losses                                  (242,291)
       Total assets                                        $13,560,714
     Liabilities and Shareholders' Equity
     Interest bearing liabilities:

     Interest bearing demand                               $   955,535         $ 17,796              1.86%
     Savings                                                 1,147,248           28,678              2.50
     Money market                                            1,880,576           51,958              2.76
     Time deposits                                           4,869,025          246,829              5.07
       Total interest bearing deposits                       8,852,384          345,261              3.90
     Short-term borrowings                                   1,620,897           50,275              3.10
     Long-term debt                                            708,263           39,973              5.64
       Total interest bearing liabilities                   11,181,544         $435,509              3.89%
     Non-interest bearing deposits                           1,352,092
     Other liabilities                                         196,442
       Total liabilities                                    12,730,078

     Shareholders' equity                                      830,636
       Total liabilities and shareholders' equity          $13,560,714
     Net interest spread                                                                             3.78%
     Net interest income/Net interest margin                                   $553,999              4.30%
     Taxable equivalent adjustment                                              (11,700)
     Net interest income per financial statements                              $542,299
     Interest bearing liabilities to earning assets              86.70%

    Tax-exempt income is on an FTE basis using the statutory federal income tax rate of 35% for 1995, 1994 and 1993.
    For purposes of calculating loan yields, average loan balances include nonaccrual loans.

     CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS
     For the Year Ended December 31, 1995                             First         Second          Third      Fourth (1)
     (Dollars in thousands except per share data)
     Interest income                                               $256,828       $268,341       $275,813        $269,936
     Interest expense                                               130,809        141,437        148,121         143,291

     Net interest income                                            126,019        126,904        127,692         126,645


     Provision for loan losses                                        4,000          4,000           4,000          4,000

     Net interest income after provision for loan losses            122,019        122,904        123,692         122,645
     Net securities gains                                             3,661          4,486          8,809           1,333
     Non-interest income                                             35,925         33,042         32,045          30,227
     Non-interest expense                                           105,665        104,143         109,295        143,121

     Income before income taxes                                      55,940         56,289         55,251          11,084
     Income tax expense                                              15,786         16,297                          2,687
                                                                                                   15,404
     Net income                                                    $ 40,154       $ 39,992       $ 39,847        $  8,397


     Net income per common share                                      $1.22          $1.21          $1.20           $0.25

     Average common shares outstanding (in thousands)                32,991         33,063         33,194          33,244

     Return on average assets                                          1.16%          1.12%          1.09%           0.23%
     Return on average equity                                         17.97          16.24          15.13            3.04
     Net interest margin                                               3.97           3.88           3.81            3.79

     For the Year Ended December 31, 1994                             First         Second          Third          Fourth
     (Dollars in thousands except per share data)

     Interest income                                               $235,778       $232,880       $242,073        $250,047

     Interest expense                                               102,849        101,331        107,832         119,947
     Net interest income                                            132,929        131,549        134,241         130,100
     Provision for loan losses                                       10,000          8,000          6,000           6,000
     Net interest income after provision for loan losses            122,929        123,549        128,241         124,100
     Net securities gains                                            13,330          4,983            737             699
     Non-interest income                                             28,895         28,593         28,990          31,824
     Non-interest expense                                            97,479         97,087         98,809         101,861
     Income before income taxes                                      67,675         60,038         59,159          54,762
     Income tax expense                                              20,887         18,282         17,723          15,709
     Net income                                                    $ 46,788       $ 41,756       $ 41,436        $ 39,053


     Net income per common share                                      $1.38          $1.23          $1.22           $1.17

     Average common shares outstanding (in thousands)                33,792         33,851         33,848          33,448

     Return on average assets                                          1.35%          1.25%          1.23%           1.14%
     Return on average equity                                         18.25          17.99          17.95           17.54
     Net interest margin                                               4.11           4.27           4.30            4.13

    (1)     During the fourth quarter of 1995, Integra recorded non-recurring charges, restructuring expenses and merger expenses totalling $40.9 million.

   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            Integra Financial Corporation and Subsidiaries
                                      CONSOLIDATED BALANCE SHEET

    December 31                                             1995           1994
    (Dollars in thousands)


    Assets
    Cash and due from banks                          $   358,856    $   428,771
    Federal funds sold                                    10,000            -0-
    Other short-term investments                          54,786         13,740
    Securities held to maturity (fair value of
       $1,474,141 in 1994)                                   -0-      1,546,295
    Securities available for sale, at fair value       5,395,334      3,695,504
    Loans held for sale                                  147,352         67,994
    Loans, net of unearned income of $97,823 in
       1995 and $96,110 in 1994                        8,096,155      7,598,056

    Reserve for loan losses                             (215,167)      (237,433)
       Net loans                                       7,880,988      7,360,623
    Premises and equipment                               169,027        169,509
    Foreclosed assets                                     13,052         32,229
    Other assets                                         316,577        440,695

    Total assets                                     $14,345,972    $13,755,360


    Liabilities
    Deposits:
    Non-interest bearing                             $ 1,429,504    $ 1,488,106
    Interest bearing                                   8,950,955      8,595,300

       Total deposits                                 10,380,459     10,083,406
    Short-term borrowings                              1,304,285      1,582,756
    Long-term debt                                     1,268,120      1,056,649
    Other liabilities                                    248,200        173,953

    Total liabilities                                 13,201,064     12,896,764


    Shareholders' Equity
    Preferred stock, no par value, 19,642,631
       shares authorized                                     -0-            -0-
    Common stock, $1.00 par value, 100,000,000
       shares authorized                                  33,592         33,592
    Capital surplus                                      451,680        451,769
    Retained earnings                                    581,484        518,346

    Net unrealized gains (losses) on securities          102,179       (113,402)
    Treasury stock, at cost, 579,667 shares in 1995
       and 765,845 shares in 1994                        (24,027)       (31,709)
    Total shareholders' equity                         1,144,908        858,596

    Total liabilities and shareholders' equity       $14,345,972    $13,755,360


   The accompanying notes are an integral part of these consolidated financial statements.

                                   Integra Financial Corporation and Subsidiaries
                                                        CONSOLIDATED STATEMENT OF INCOME



     Years Ended December 31                                        1995             1994              1993
     (Dollars in thousands except per share data)
     Interest Income
     Loans, including fees                                    $  697,400         $609,520          $599,005
     Loans held for sale                                           6,471           10,364            13,763
     Securities:
        Taxable interest                                         321,220          306,633           334,967
        Tax-exempt interest                                        7,856            5,309             3,082
        Dividends                                                 25,865           25,273            25,358
     Trading securities                                            1,602            2,596               875
     Short-term investments                                       10,504            1,083               736
     Total interest income                                     1,070,918          960,778           977,786

     Interest Expense
     Deposits                                                    391,280          317,867           345,261
     Short-term borrowings                                        96,501           66,180            50,275
     Long-term debt                                               75,877           47,912            39,951
     Total interest expense                                      563,658          431,959           435,487

     Net interest income                                         507,260          528,819           542,299

     Provision for loan losses                                    16,000           30,000            50,000

     Net interest income after provision for loan
       losses                                                    491,260          498,819           492,299

     Net securities gains                                         18,289           19,749            29,862

     Non-Interest Income
     Service charges on deposit accounts                          36,008           33,545            33,142
     Other service charges and fees                               29,569           30,828            25,391
     Trust income                                                 29,196           27,763            26,829
     Mortgage banking income                                      17,085           10,822             2,736
     Other                                                        19,381           15,344            17,796
     Total non-interest income                                   131,239          118,302           105,894

     Non-Interest Expense
     Salaries and Wages                                          147,142          136,679           131,327
     Employee benefits                                            50,751           41,110            35,950
     Net occupancy                                                32,695           32,219            37,024
     Furniture and equipment                                      32,431           28,933            25,950
     Facilities restructuring charge                               6,218              -0-            13,984
     Outside data processing                                      32,228           26,950            27,262
     FDIC premium                                                 24,224           22,019            24,409
     Foreclosed asset expense                                      2,650            3,266             4,735
     Amortization of intangible assets                             9,069            5,948             7,268
     Other                                                       124,816           98,112            99,655
     Total non-interest expense                                  462,224          395,236           407,564

     Income before income taxes and cumulative
       effect of accounting changes                              178,564          241,634           220,491
     Income tax expense                                           50,174           72,601            67,671
     Income before cumulative effect of accounting
       changes                                                   128,390          169,033           152,820
     Cumulative effect of accounting changes, net                    -0-              -0-            60,000
     Net Income                                               $  128,390         $169,033          $212,820


     Net Income Per Common Share
     Before cumulative effect of accounting changes                $3.88            $5.01             $4.50
     Cumulative effect of accounting changes, net                    -0-              -0-              1.78
     Net income per common share                                   $3.88            $5.01             $6.28

     Average common shares outstanding                        33,122,831       33,734,600        33,815,497

    The accompanying notes are an integral part of these consolidated financial statements.

                                                 Integra Financial Corporation and Subsidiaries
                                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


     Years ended December 31, 1995, 1994 and 1993
     (Dollars in thousands except per share data)


                                                                                         Net
                                     Series                                           Unrealized                     Total
                                   Preferred     Common      Capital     Retained       Gains       Treasury     Shareholders'
                                     Stock       Stock       Surplus     Earnings      (Losses)       Stock         Equity
      Balance, December 31, 1992      $1,159    $33,063     $468,391     $245,205                   $ (2,492)      $  745,326
      Net income for 1993                                                 212,820                                     212,820
      Common stock dividends,
        $1.37 per share                                                   (45,882)                                    (45,882)

      Preferred stock dividends                                            (5,861)                                     (5,861)
      Shares issued through
        stock plans, 215,593
        total shares, 112,061
        shares from treasury                        104        4,325                                   2,693            7,122
      Treasury stock purchased,
        at cost, 143,241 shares                                                                       (6,458)          (6,458)
      Conversion into common
        stock and repurchase of
        series preferred stock          (360)       429         (240)         (25)                                       (196)
      Redemption of series
        preferred stock                 (799)                (19,205)                                                 (20,004)
      Net unrealized gains on
        securities                                                                     $145,379                       145,379

      Balance, December 31, 1993         -0-     33,596      453,271      406,257       145,379       (6,257)       1,032,246
      Net income for 1994                                                 169,033                                     169,033
      Common stock dividends,
        $1.70 per share                                                   (56,865)                                    (56,865)
      Shares issued through
        stock plans, 154,734
        total shares, all from                                  (844)                                  6,886            6,042
        treasury
      Treasury stock purchased,
        at cost, 807,966 shares                                                                      (33,532)         (33,532)

      Treasury stock sold to
        profit sharing plan,
        26,400 shares                                             10                                   1,180            1,190


      Change in net unrealized
        gains (losses) on                                                              (258,781)                     (258,781)
        securities
      Other transactions                             (4)        (668)         (79)                        14             (737)


      Balance, December 31, 1994         -0-     33,592      451,769      518,346      (113,402)     (31,709)         858,596
      Net income for 1995                                                 128,390                                     128,390
      Common stock dividends,
        $1.95 per share                                                   (64,006)                                    (64,006)
      Shares issued through
        stock plans, 334,489
        total shares, all shares
        from treasury                                            (89)      (1,246)                    13,799           12,464
      Treasury stock purchased,
        at cost, 148,311 shares                                                                       (6,117)          (6,117)
      Change in net unrealized
        gains (losses) on
        securities                                                                      215,581                       215,581

      Balance, December 31, 1995      $   -0-    $33,592     $451,680     $581,484    $ 102,179     $(24,027)      $1,144,908


    The accompanying notes are an integral part of these consolidated financial statements.

                                                 Integra Financial Corporation and Subsidiaries
                                                      CONSOLIDATED STATEMENT OF CASH FLOWS



      Years Ended December 31                                                           1995             1994              1993
      (Dollars in thousands)
      CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                  $  128,390       $  169,033        $  212,820
      Adjustments to reconcile net income to net cash provided by operating activities:
            Cumulative effect of accounting changes, net                                 -0-              -0-           (60,000)
            Provision for loan losses                                                 16,000           30,000            50,000
            Deferred tax expense                                                       1,115            7,543            20,775
            Depreciation and amortization                                             41,734           34,484            32,994
            Net securities gains                                                     (18,289)         (19,749)          (29,862)
            (Increase) decrease in loans held for sale                               (79,358)         159,318           (64,715)
            Writedown of foreclosed assets                                             1,899            3,086             5,311
            (Increase) decrease in interest and other accounts
              receivable                                                             (16,783)           1,531            (8,392)
            Increase (decrease) in interest and other accounts payable                37,495           (5,175)          (27,800)
            Restructuring expenses, non-recurring charges
               and merger expenses accrued                                            21,760              -0-               -0-
            Facilities restructuring charge                                            6,218              -0-            13,984
            Write-off of excess servicing receivables                                  3,393              -0-               -0-
            Other, net                                                                 4,991            3,874             6,037
      Net cash provided by operating activities                                      148,565          383,945           151,152

      CASH FLOWS FROM INVESTING ACTIVITIES


      Payments for purchases of:
         Securities available for sale                                            (1,386,026)      (2,180,606)       (4,343,965)
         Securities held to maturity                                              (1,191,690)        (434,717)              -0-
      Proceeds from repayment and maturities of:
         Securities available for sale                                               333,449          378,221         1,013,095
         Securities held to maturity                                                 727,317          164,365               -0-
      Proceeds from sales of securities available for sale                         1,904,222        2,567,438         2,664,398
      Purchases of short-term investments                                           (638,254)        (385,983)         (689,190)
      Maturities of short-term investments                                           590,490          383,742           693,423
      Net increase in loans, net of reserve                                         (420,238)        (559,008)          (99,587)
      Proceeds from collection and sale of foreclosed assets                          29,605           39,833            43,505
      Purchases of premises and equipment                                            (31,194)         (37,069)          (61,717)
      Payment for purchase of company, net of cash acquired                          (46,654)             -0-               -0-

      Increase in other assets                                                       (15,459)         (18,492)          (11,257)
      Net cash used by investing activities                                         (144,432)         (82,276)         (791,295)

      CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in demand and savings deposits                          22,823         (286,912)           47,331
      Net increase (decrease) in time deposits                                       114,586          288,852          (486,002)
      Net payments on sales of deposits                                                  -0-              -0-           (85,814)
      Increase (decrease) in short-term borrowings                                  (371,074)        (537,736)        1,082,188
      Proceeds from long-term debt                                                   903,608          493,466           250,720
      Payments on long-term debt                                                    (691,851)        (187,061)         (182,112)
      Increase in other liabilities                                                    5,519            6,235             8,211

      Common and preferred stock dividends paid                                      (64,006)         (56,865)          (51,743)
      Redemption of preferred stock                                                      -0-              -0-           (20,004)
      Issuance of common stock                                                        12,464            7,232             6,926
      Treasury stock purchased                                                        (6,117)         (33,532)           (6,458)
      Net cash provided (used) by financing activities                               (74,048)        (306,321)          563,243


      Decrease in cash and cash equivalents                                          (69,915)          (4,652)          (76,900)
      Cash and cash equivalents, beginning of year                                   428,771          433,423           510,323
      Cash and cash equivalents, end of year                                      $  358,856      $   428,771       $   433,423


   Integra Financial Corporation and Subsidiaries
   Consolidated Statement of Cash Flows (continued)


         Noncash investing activity consisted of $2.05 billion of securities transferred to available for sale from the held to maturity portfolio on December 1, 1995. In 1994, $1.28 billion of securities were transferred to held to maturity from the available for sale portfolio. Noncash investing activity also included transfers of loans in liquidation to foreclosed assets of $8.3 million, $14.3 million and $17.4 million in 1995, 1994 and 1993, respectively, and in 1995, $6.1 million of foreclosed assets to loans. Loans originated to facilitate the sale of other real estate owned were not significant. Former branch office facilities transferred to other real estate owned were minimal in both 1995 and 1994 and $5.1 million in 1993. Cash of $50.5 million was paid for net assets acquired in the Lincoln Savings Bank (Lincoln) acquisition. The fair values of assets acquired and liabilities assumed were $377.5 million and $327.0 million, respectively.


         Other supplementary information for the consolidated statement of cash flows for 1995, 1994 and 1993 is set forth below:

    (Dollars in millions)                      1995         1994          1993

    Cash received for interest               $1,060         $963          $977

    Cash paid for:
       Interest                                $514         $431          $447
       Taxes                                     49           59            53


   The accompanying notes are an integral part of these consolidated financial statements.

   Integra Financial Corporation and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The consolidated financial statements include the accounts of Integra Financial Corporation (Integra or the Corporation) and its subsidiaries. The banking subsidiaries are Integra Bank and Integra Trust Company, National Association (Integra Trust Company). Effective May 25, 1995, Integra Bank/North, Integra Bank/Pittsburgh and Integra Bank/South were merged under a single state charter to form Integra Bank. The significant non-banking subsidiaries include Integra Investment Company, Integra Mortgage Company, Altegra Credit Company, Advent Insurance Company, Integra Brokerage Services Company, Integra Business Credit Company and Integra Life Insurance Company. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold for a one day period.

   Securities. On December 31, 1993, the Corporation adopted Financial Accounting Standards Board (FASB) Statement 115 Accounting for Certain Investments in Debt and Equity Securities and, accordingly, recorded its securities available for sale at estimated fair value. Statement 115 addresses the definition of, accounting for and disclosure of debt and equity securities. In accordance with the statement, securities are classified when purchased as either securities held to maturity, securities available for sale or trading securities.

         In  November  1995, the  FASB  issued  a Special  Report  A  Guide to
   Implementation of Statement 115  on Accounting for  Certain Investments  in
   Debt and Equity Securities.  Concurrent  with the initial adoption  of this implementation guidance  but no  later  than December  31, 1995,  the  FASB permitted a  one-time opportunity  to reassess  the appropriateness  of the


   classifications of all securities. Accordingly, Integra's reassessment resulted in the reclassification, effective December 1, 1995, of all securities held to maturity with an amortized cost of $2.05 billion as securities available for sale.

         The Corporation classifies securities as held to maturity when it has both the ability and positive intent to hold the securities to maturity. Securities held to maturity are stated at cost adjusted for amortization of premium and accretion of discount computed under the interest method.

         The Corporation classifies securities as trading when its intent is to sell them in the near term to maximize profit through short-term market appreciation. Trading securities are carried at estimated fair value with unrealized gains and losses included in non-interest income. Profits or losses on trading securities are recorded in non-interest income. The Corporation had no securities classified as trading at December 31, 1995 or 1994.

         Securities not classified as held to maturity or trading are designated as available for sale. Such securities may be sold in response to changes in market interest rates, changes in prepayment risk, asset-liability management decisions, income tax considerations or other circumstances identified by management. Securities available for sale are recorded at estimated fair value, with aggregate unrealized gains and losses reported net of tax as a separate component of shareholders' equity. The Corporation has a policy which prohibits the transfer of securities between the trading portfolio and the securities available for sale or the securities held to maturity portfolios, and the duties and responsibilities associated with trading activity are segregated to ensure that the original intent of each transaction is maintained.

         On a periodic basis, management evaluates each security designated as held to maturity or available for sale where amortized cost exceeds estimated fair value. If the decline in estimated fair value is judged to be other than temporary, the cost basis of the individual security is written down to estimated net realizable value with the amount of the writedown included in net income. Premiums are amortized and discounts are accreted over contractual lives except for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities for which expected lives, adjusted quarterly for anticipated prepayments, are used. Realized gains and losses are computed principally under the specific identification method.

   Loans. Interest income is recognized in a manner that results in a level yield on principal amounts outstanding. At the time a loan is placed on nonaccrual or charged off, the accrual of interest is discontinued and charged against the reserve for loan losses when, in management's judgment, it is determined that the collectibility of interest, but not necessarily principal, is doubtful. Prior to 1995, such accrued interest was reversed against interest income. Interest receipts on nonaccrual loans are fully applied to principal. A nonaccrual loan is not returned to accruing status until all amounts due, both principal and interest, are current and a sustained payment history has been demonstrated. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as a yield adjustment.

   Reserve  for  Loan  Losses.    The  reserve for  loan  losses  is  based on
   management's evaluation  of potential losses in  the loan portfolio,  which includes an assessment of economic conditions, changes in the nature of the loan portfolio, loan loss experience and other relevant factors.  Additions


   are made to the reserve through periodic provisions charged to net income and recovery of principal and interest on loans previously charged-off. Losses of principal are charged directly to the reserve when a loss actually occurs or when a determination is made that a loss is probable.

         Effective January 1, 1995, Integra adopted FASB Statement 114 Accounting by Creditors for Impairment of a Loan and Statement 118 Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Statement 114 addresses the accounting by creditors for impairment of loans by specifying how reserves for credit losses related to certain loans should be measured. Statement 118 amends Statement 114 to permit a creditor to use existing methods for recognizing interest income on impaired loans and eliminates certain income recognition provisions of Statement 114. Statement 114 amends FASB Statement 5 Accounting for Contingencies to clarify that a creditor should evaluate the collectibility of both contractual interest and principal when assessing the need for an overall reserve for loan losses. The effect on the Corporation of the adoption of Statement 114 as of January 1, 1995 was a reclassification of $6.1 million to loans from foreclosed assets relating to the category of in-substance foreclosures. The Statement requires that impaired loans for which foreclosure is probable continue to be accounted for as loans. Prior years amounts have not been reclassified, which does not significantly affect comparability. To the extent that the Corporation had previously measured loan impairment in accordance with the methods prescribed by Statement 114, no additional loss provisions or changes to the overall reserve for loan losses were required by adopting this Statement. The adoption did affect, however, the Corporation's mix between specific and general reserves for loan losses. No changes were made to previously reported net income.

         Under Statement 114, a loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due for principal and interest according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, or as a practical expedient, the observable market price or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation reserve through a charge to provision for loan losses. This specific valuation reserve is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The reserve for impaired loan losses, is part of the total reserve for loan losses. Upon disposition of an impaired loan, any related reserve is reversed through a charge-off to the reserve for impaired loan losses. Cash payments received on impaired loans are recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, receipts are recorded as recoveries to the loan loss reserve until the previously charged-off interest is fully recovered. Subsequent amounts collected are recognized as interest income.

   Mortgage Banking.   The Corporation classifies loans which are  intended to
   be sold within  a short period of time  as held for sale.  Such  loans held for sale  are carried at the  lower of aggregate  cost or  estimated market
   value.   The Corporation generally  retains the right to  service the loans
   which it sells.   Fees related  to the servicing  of loans  for others  are
   recorded as non-interest  income when received.  Realized gains  and losses on loan sales which are recognized at the time of sale and recorded in non-
   interest  income, are  determined by  the difference  between the  net sale


   proceeds and the carrying value of loans sold adjusted by excess servicing receivables, capitalized mortgage servicing rights and gains and losses on forward commitments and option contracts, if any.

         Excess servicing receivables represent the present value of the cash flows from future servicing fee income in excess of a normal servicing fee. Resultant excess servicing receivables are deferred and reduced by monthly adjustment to service fee income over the estimated life of the related loans serviced for others using the interest method. Excess servicing receivables, which are included in other assets, totalled $.8 million at December 31, 1995 and $5.9 million at December 31, 1994. The recoverability of excess servicing receivables is evaluated at least quarterly based on discounted cash flows adjusted for changes in prepayment assumptions, with adjustments to carrying values recorded as amortization.

         Integra adopted FASB Statement 122 Accounting for Mortgage Servicing Rights during the second quarter of 1995 effective as of January 1, 1995. Statement 122 amends certain provisions of Statement 65 Accounting for Certain Mortgage Banking Activities to require that rights to service mortgage loans for others be recognized as separate assets, whether acquired through purchase or origination of mortgage loans. Prior to adoption, the cost of mortgage servicing rights acquired through loan origination activities was not capitalized. Statement 122 requires that capitalized mortgage servicing rights be evaluated for impairment based on their fair value. Impairment is recognized through a valuation allowance for each loan portfolio stratum for the amount that exceeds fair value. Strata are defined based on predominant risk characteristics of the underlying loans such as loan type and, within type, by loan rate intervals. Capitalized mortgage servicing rights are deferred and amortized in proportion to and over the period of estimated net service fee income.

         The effect on the Corporation from the adoption of Statement 122 for 1995 was an increase in pre-tax income of $3.9 million for the capitalization of the cost of mortgage servicing rights acquired through loan origination activities after December 31, 1994, and a reduction in pre-tax income of $.8 million for the establishment of impairment reserves. No changes were made to previously reported net income.

   Premises  and  Equipment.    Premises  and  equipment, including  leasehold
   improvements,  are  stated   at  cost  less  accumulated  depreciation  and
   amortization. Depreciation charges are computed principally on the straight-line method over the estimated useful lives of the properties. Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is shorter. Integra periodically evaluates the carrying value of premises and equipment for possible impairment and writedowns are recorded when deemed appropriate. Maintenance and repairs are charged to expense as incurred. Expenditures for renovations and major improvements are capitalized and depreciated over their estimated useful lives.

   Foreclosed Assets.   Foreclosed  assets  consist  of property  acquired  in
   settlement of real estate loan indebtedness and former branch office facilities. Prior to adoption of Statement 114 on January 1, 1995, loans identified as in-substance foreclosures were also included in foreclosed assets. Such assets are carried at the lower of cost or estimated market value less costs to sell. Net costs to maintain the assets, writedowns to estimated market value during the holding period, and subsequent gains and losses attributable to disposal are included in non-interest expense.


   Goodwill and Core Deposit Acquisition Premiums. Goodwill and core deposit acquisition premiums are intangible assets classified in other assets. Goodwill ($37.3 million at December 31, 1995 and $9.0 million at December 31, 1994) is amortized using the straight-line method over periods not exceeding twenty years. Goodwill amortization approximated $4.3 million in 1995 and $1.2 million in 1994 and 1993. Core deposit acquisition premiums ($12.7 million at December 31, 1995 and $14.8 million at December 31, 1994) were developed by specific core deposit life studies and are amortized generally using accelerated methods over periods ranging primarily from seven to fifteen years. The amortization of core deposit acquisition premiums was $4.7 million in 1995, $4.8 million in 1994 and $6.1 million in 1993. Integra periodically assesses the carrying values of intangible assets for recoverability. Goodwill is evaluated for impairment based on projections of undiscounted future operating income of the businesses acquired over the expected remaining benefit periods. In addition, adjustments are recorded when the benefit of the related asset to the Corporation decreases due to disposition of branches or deposits.

   Derivative Financial Instruments. Integra is an end user of derivative financial instruments, including interest rate swaps, interest rate caps, option contracts, forward commitments and other financial instruments with similar characteristics. Integra uses derivative financial instruments in connection with its interest rate risk management activities to hedge/alter groups of assets or liabilities and, accordingly, accounts for derivatives on the accrual basis.

         Interest rate swaps are entered into specifically to hedge/alter groups of assets or liabilities as designated by management. These agreements generally involve the exchange of fixed and floating rate interest payment obligations over the lives of the agreements without an exchange of the underlying notional amount. Payments receivable or payable under the terms of the contracts are accrued over the period to which the payment relates and presented net in the balance sheet. Interest income and interest expense on swaps are recorded in the same category as the related hedged/altered balance sheet item. Gains or losses on early termination of swaps, which have been immaterial, were recorded in net income at the time of termination. Unrealized gains or losses related to changes in the estimated fair value of swaps are recognized in the financial statements only on swaps associated with securities carried at fair value in accordance with FASB Statement 115.

         Integra purchases interest rate caps to reduce the potential impact of increases in market interest rates on variable rate positions. Premiums paid, which are included in other assets, are amortized over the terms of the caps as a yield adjustment and payments to be received under the agreements are recognized in the same interest category as the hedged balance sheet item. Integra utilizes forward commitments and option contracts for the purpose of hedging sales of loans in conjunction with its mortgage banking activities. Gains and losses on these derivative financial instruments are deferred and are recognized in income as part of the net gain or loss on the sale of the underlying hedged loans or as a component of the adjustment to the carrying value of loans held for sale. Premiums received on written covered call option contracts in connection with management of the Corporation's securities portfolio are recorded in non-interest income if the option is not called or as part of the gain or loss on the sale of the security if the option is called.

   Trust.  Assets held in a fiduciary or agency capacity for customers  by the
   Corporation's  bank subsidiary engaged in trust operations are not included as assets on the  Corporation's balance sheet.  Commissions and fees  for a


   portion of trust services are recorded on the cash basis. The annual results of operations would not be significantly different if such income was accrued. Certain assets of trust customers are held on deposit in the subsidiary bank.

   Income Taxes. The Corporation accounts for income taxes in accordance with FASB Statement 109 Accounting for Income Taxes which was prospectively adopted effective January 1, 1993. Under Statement 109, current tax liabilities or assets are recognized, through charges or credits to the current tax provision, for the estimated taxes payable or refundable for the current year. Net deferred tax liabilities or assets are recognized, through charges or credits to the deferred tax provision, for the estimated future tax effects, based on enacted tax rates, attributable to temporary differences and tax benefit carryforwards. Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Investment tax credits were recorded using the deferral method and are amortized over the useful lives of the related assets.

   Treasury Stock. Treasury stock is recorded at cost when purchased and at average cost if subsequently reissued.

   Net Income Per Common Share. Net income per common share is calculated by dividing net income less the preferred stock dividends (applicable to 1993) by the weighted average number of common shares outstanding during each period including the number of shares exercisable for stock options using the treasury stock method.


   2.  MERGERS AND ACQUISITIONS

   Proposed Merger.   On August 27, 1995, National City  Corporation (National
   City) and Integra entered into a definitive agreement providing for the merger of Integra into National City. In the merger, Integra shareholders will receive two shares of National City common stock for each share of Integra common stock they own in a tax-free exchange, which will be accounted for as a pooling-of-interests. Subject to regulatory and shareholder approvals, the transaction is expected to close in the second quarter of 1996. National City is a registered bank holding company with headquarters in Cleveland, Ohio. At December 31, 1995, National City had total consolidated assets of $36.20 billion and total consolidated deposits of $25.20 billion. National City conducts a general retail and commercial banking business through its bank subsidiaries and operates other financial services subsidiaries principally in Ohio, Kentucky and Indiana.

   Acquisitions.   On January  5, 1995, Integra acquired  Lincoln Savings Bank
   (Lincoln),  a  Pennsylvania  chartered  publicly-owned  savings  bank.   At
   December  31,  1994,  Lincoln  had  total deposits  of  $159.6  million and operated  seven branch offices  located in Integra's market  area.  Integra paid $58.00 cash for each outstanding share (other than  shares held by the
   Corporation) of  Lincoln common stock for  a total purchase  price of $50.5
   million.   The  transaction was accounted  for as a purchase.   Goodwill of
   $32.9  million and core  deposit acquisition premiums of  $2.5 million were recorded and are amortized on a straight-line method over fifteen years and an accelerated method  over ten years, respectively.  Upon  consummation of
   the  transaction,   Lincoln  was  merged  into   Integra's  retail  banking
   subsidiary and five branch offices were closed and consolidated with nearby


   branch locations.   The consolidated  statements reflect the operations  of
   Lincoln from the date of acquisition.

         On January 15, 1993, Equimark, a bank holding company with total assets of $2.57 billion at December 31, 1992, was merged into Integra. Equimark's principal subsidiary was Equibank, a state-chartered bank that conducted general retail and commercial banking business through 53 branch offices in western Pennsylvania. In the merger, each share of Equimark common stock outstanding was converted into .20 shares of Integra common stock. A total of 7,730,779 Integra common shares were issued in the merger. Each share of preferred stock of Equimark was converted into one share of preferred stock of Integra having the same rights, powers and preferences. A total of 1,159,311 Integra preferred shares were issued in the merger. The preferred shares were subsequently redeemed. The merger was accounted for using the pooling-of-interests method in which historical financial statements of Integra were restated retroactively to reflect the consolidated operations of Integra and Equimark. Upon consummation of the transaction, Equibank became a wholly-owned subsidiary of the Corporation and operated as a separate bank until its merger with Integra Bank/Pittsburgh on April 23, 1993. In conjunction with the merger, eighteen branch offices were closed and consolidated with nearby branch locations and four branch offices were sold.

   3.  SECURITIES HELD TO MATURITY

         The Corporation had no securities held to maturity at December 31, 1995. In connection with a Special Report issued by the FASB in November 1995, Integra reclassified, effective December 1, 1995, all securities held to maturity with an amortized cost of $2.05 billion as securities available for sale. The unrealized gain on these securities was $21.4 million on the date of transfer, which was recorded net of tax in shareholders' equity in accordance with FASB Statement 115. There were no sales of securities classified as held to maturity during 1995 and 1994. The fair value of securities held to maturity at December 31, 1994 was based on quoted market prices or bid quotations received from securities dealers.

         The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 1994 are as follows:

                                                                    Gross        Gross
                                                    Amortized    Unrealized   Unrealized       Fair
     (Dollars in thousands)                            Cost         Gains       Losses         Value

     U.S. Treasury securities                       $  125,233           -0-    $ (3,478)    $  121,755
     U.S. Government agency securities                 424,648           -0-     (25,454)       399,194
     Mortgage-backed securities                        242,138           -0-      (9,745)       232,393
     Collateralized mortgage obligations               383,514           -0-     (21,120)       362,394
     Corporate debt securities                          17,188           -0-        (292)        16,896
     Asset-backed securities                           258,083          $  7      (8,176)       249,914
     State and political subdivision securities         95,491           228      (4,124)        91,595
                                                    $1,546,295          $235    $(72,389)    $1,474,141


    4.  SECURITIES AVAILABLE FOR SALE

            Securities available for sale at fair value, which is their


            carrying value, gross unrealized gains and losses and amortized cost at December 31, 1995 and 1994 are as follows:

                                                  1995                                                  1994
                                          Gross        Gross                                     Gross        Gross
       (Dollars in        Amortized    Unrealized    Unrealized      Fair        Amortized    Unrealized    Unrealized      Fair
       thousands)           Cost          Gains        Losses        Value          Cost         Gains        Losses        Value
       U.S. Treasury
         securities       $  465,295      $  9,426     $(1,739)     $  472,982   $  618,792       $   333   $ (42,378)    $  576,747
       U.S. Government
         agency              605,656         6,632      (1,866)        610,422      167,187           209      (3,007)       164,389
         securities
       Mortgage-backed
         securities        2,072,054        14,239     (13,097)      2,073,196    2,022,831            75    (173,988)     1,848,918
       Collateralized
         mortgage
         obligations         731,294        11,195      (1,743)        740,746      289,786           -0-     (11,586)       278,200
       Corporate debt
         securities          235,895         3,199        (985)        238,109      240,822           189     (15,918)       225,093
       Marketable
         equity              372,883       124,570      (7,433)        490,020      270,025        94,793     (17,357)       347,461
         securities

       Asset-backed
         securities          544,934        11,529        (313)        556,150      145,706           641          -0-       146,347
       Federal Home
         Loan Bank and
         Federal
         Reserve Bank         76,390           -0-         -0-          76,390      106,571           -0-          -0-       106,571
         stock
       State and
         political
         subdivision         133,735         4,247        (663)        137,319        1,335             5         (69)         1,271
         securities
       Residual                  -0-           -0-         -0-             -0-        1,013           -0-        (506)           507
         securities
                          $5,238,136      $185,037    $(27,839)     $5,395,334   $3,864,068       $96,245   $(264,809)    $3,695,504




         The fair value of securities available for sale was based on quoted market prices or bid quotations received from securities dealers. At December 31, 1995, gross unrealized losses included $.8 million related to the fair value of interest rate swaps with notional amounts totalling $179.2 million that hedged/altered certain mortgage-related securities. At December 31, 1994, gross unrealized losses included $47.7 million related to the fair value of interest rate swaps with notional amounts of $481.1 million. Such swaps had the effect of decreasing the 1995 yield earned on securities by six basis points and increasing the 1994 yield by three basis points. See Note 16 Derivative Financial Instruments.

         The fair value and yields, calculated using the average fair value, of securities available for sale at December 31, 1995 by contractual maturity are as follows:


                                                     Under 1       1 to 5       5 to 10       After           Fair
     (Dollars in thousands)                            Year        Years         Years      10 Years         Value

     U.S. Treasury and government agency
        securities                                                $503,509     $483,504       $96,391       $1,083,404
          Yield                                                       5.33%        5.71%         4.83%            5.46%

     Corporate debt securities                         $2,000      160,141       75,968           -0-          238,109
          Yield                                          6.74%        5.64%        6.19%            -             5.83%

     States and political subdivision
        securities                                        668       19,923       60,108        56,620          137,319
           Yield                                         5.90%        6.67%        6.88%         7.52%            7.11%
     Fair value                                        $2,668     $683,573     $619,580      $153,011       $1,458,832


     Amortized cost                                    $2,665     $676,402     $610,742      $150,772

     Mortgage-backed securities                                                                              2,073,196
          Yield                                                                                                   6.29%

     Collateralized mortgage obligations                                                                       740,746
          Yield                                                                                                   6.58%
     Asset-backed securities                                                                                   556,150
          Yield                                                                                                   6.42%

     Marketable equity securities                                                                              490,020
          Yield                                                                                                   6.34%
     Federal Home Loan Bank and Federal                                                                         76,390
       Reserve Bank                                                                                               5.89%
           Yield                                                                                            $5,395,334

         Expected maturities will differ from contractual maturities because issuers may have the right to call securities. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are subject to monthly amortization and prepayment variability not determinable in advance, which typically shortens the final contractual maturity.

         Proceeds from sales of debt securities and gross realized gains and losses for 1995, 1994 and 1993 are as follows:

    (Dollars in millions)               1995             1994              1993

    Proceeds from sales               $1,722           $2,274            $2,525
    Gross realized gains                   6               20                29
    Gross realized losses                 10                8                 2



   PAGE

         Proceeds from sales of marketable equity securities and gross realized gains and losses for 1995, 1994 and 1993 are as follows:

    (Dollars in millions)                1995             1994              1993

    Proceeds from sales                  $182             $293              $139
    Gross realized gains                   23               10                 5
    Gross realized losses                   1                2                 2

         Securities with a fair value of $2.15 billion at December 31, 1995 were pledged as collateral for public deposits, short-term borrowings, long-term debt and other purposes. A minimum amount of Federal Home Loan Bank of Pittsburgh (FHLB) stock is required to be held based on the level of assets, residential real estate loans and outstanding FHLB borrowings.

   5.  LOANS

   Total loans at December 31, 1995 and 1994 are summarized as follows:


    (Dollars in thousands)                       1995                 1994

    Commercial                             $1,175,986           $1,452,438
    Real estate:
       Construction                           183,251              153,431
       Commercial                             919,897              721,470
       Residential                          2,260,478            1,985,344
    Consumer                                3,563,882            3,295,188
    Lease finance                              90,484               86,295
                                            8,193,978            7,694,166
    Unearned income                           (97,823)             (96,110)
    Total, net of unearned income          $8,096,155           $7,598,056

         Integra's commercial lending activity is principally to small- and medium-sized businesses within the Corporation's market area. The geographical coverage of Integra's lending activities extends across all of western Pennsylvania and closely neighboring areas and includes borrowers from various types of businesses and industries. As of December 31, 1995, over 90% of the Corporation's commercial loans and 84% of commercial real estate loans including construction loans were to businesses and/or on properties located in Pennsylvania. The top three concentrations of commercial loans by industry at the end of 1995 were: Finance, Insurance, and Real Estate - 25%, Service Industries - 20%, and Manufacturing - 17%. A majority of the Corporation's consumer and residential real estate loans are to borrowers located in Pennsylvania. Repayment of Integra's loans is largely dependent upon the economic conditions of Pennsylvania. Significant loans to any single borrower are generally avoided in order to minimize the Corporation's credit risk. The Corporation had no highly leveraged transaction loans at December 31, 1995.

         Interest rate  swaps  with  notional  amounts  of $200.0  million  at
   December  31, 1994  hedged/altered  certain variable  rate  consumer loans,


   which had the effect of increasing the 1994 yield on consumer loans by seven basis points with minimal impact on the total loan yield. In the second quarter of 1995, these swaps were terminated resulting in an immaterial loss which was expensed. See Note 16 Derivative Financial Instruments.

         A summary of loan activity with related parties (corporate and bank executives, directors and their affiliates) for 1995 is as follows (dollars in thousands):

         Loans at          New         Loan                        Loans at
    December 31, 1994     Loans      Payments     Other (1)   December 31, 1995

         $153,783        $72,469     $(84,906)    $(17,475)        $123,871

   (1)   Represents the  net change  in loan  balances resulting  from changes  in related  parties during the year.

   6.  RESERVE FOR LOAN LOSSES

         The activity in the reserve for loan losses for 1995, 1994 and 1993 is summarized as follows:

    (Dollars in
    thousands)                         1995                   1994       1993

                                                  Total
                                   Reserve for   Reserve
                         General    Impaired     for Loan   General     General
                         Reserve   Loan Losses    Losses    Reserve     Reserve

    Balance at
    beginning
    of year            $237,433                 $237,433    $241,901   $238,831
    Transfer upon
    adoption of
    FASB
    Statement
    114                  (3,057)       $3,057        -0-         -0-        -0-
    Provision for
    loan losses           8,407         7,593     16,000      30,000     50,000
    Loan charge-offs    (49,884)       (7,070)   (56,954)    (60,015)   (68,942)
    Loan recoveries      16,238           -0-     16,238      25,547     22,012
     Net loan
    charge-offs         (33,646)       (7,070)   (40,716)    (34,468)   (46,930)
    Reserve of
    acquired
    company               2,450           -0-      2,450         -0-       -0-
    Balance at end
    of year            $211,587        $3,580   $215,167    $237,433   $241,901

   /TABLE

         Effective January 1, 1995, Integra adopted FASB Statements
   114 and 118. See Note 1 Summary of Significant Accounting Policies. Generally, management considers all major nonaccrual loans and certain renegotiated debt for impairment. The minimum period without payment that typically can occur before a loan is considered for impairment is ninety days. Statement 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Corporation collectively reviews for impairment residential real estate, consumer, lease finance, and commercial real estate and commercial loans under $.5 million. Integra's recorded investment in loans for which impairment has been recognized in accordance with Statement 114 at December 31, 1995 is as follows:

    (Dollars in thousands)              Impaired Loans

    Nonaccrual loans                          $16,063
    Renegotiated debt                             -0-
    Total impaired loans                       16,063
    Reserve for impaired loan losses           (3,580)
    Net impaired loans                        $12,483


         Undisbursed funds on impaired loans primarily under secured letters of credit totalled $2.7 million at December 31, 1995. The reserve for impaired loan losses of $3.6 million related to impaired loans and undisbursed funds totalling $7.3 million, and the remaining $11.5 million of impaired loans had no reserve. The average recorded investment in impaired loans was $17.9 million for 1995. Impaired loans totalling $14.6 million were measured using the fair value of the underlying collateral and a loan totalling $1.5 million was measured for impairment using the present value of expected future cash flows.

   7.  PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 1995 and 1994 is summarized as follows:

    (Dollars in thousands)                               1995              1994

    Buildings                                        $142,643          $141,495
    Furniture and equipment                           194,966           179,049
    Leasehold improvements                             35,153            31,982
                                                      372,762           352,526
    Accumulated depreciation and amortization        (222,262)         (201,422)
    Land                                               18,527            18,405

                                                     $169,027          $169,509

         Equipment with a net book value of $18.4 million and $9.5
   million at December  31, 1995 and 1994,  respectively, was leased to others
   in  conjunction  with   activities  of  a  commercial  leasing  subsidiary.


   Depreciation and amortization expense on premises and equipment was $27.6 million in 1995, $25.1 million in 1994 and $22.5 million in 1993. During 1995, a facilities restructuring charge totalling $6.2 million was recorded for the cancellation of several lease commitments for excess space and for the writedown of the carrying value of several buildings not intended to be utilized resulting from bank realignment. Integra recorded a facilities restructuring charge of $14.0 million in 1993 to reflect a writedown of the carrying value of its Pittsburgh headquarters complex. At December 31, 1995, the Corporation had various operating lease commitments which aggregate $87.4 million through 2024. Minimum annual rental payments under operating lease commitments for each of the years 1996 through 2000 were approximately $9.8 million, $8.7 million, $7.6 million, $7.1 million and $6.4 million, respectively, as of December 31, 1995.

   8.  CAPITALIZED MORTGAGE SERVICING RIGHTS

        The activity in the Corporation's capitalized mortgage servicing rights, which are included in other assets, during 1995 and 1994 is summarized as follows:

    (Dollars in thousands)                            1995           1994

    Balance at beginning of year                   $24,062        $11,702
    Additions                                       15,039         17,211
    Amortization                                    (5,062)        (3,462)
    Sales                                           (4,156)        (1,389)
                                                    29,883         24,062
    Impairment reserves                               (800)           -0-
    Balance at end of year                         $29,083        $24,062

        The estimated fair value of Integra's capitalized mortgage servicing rights at December 31, 1995 was $37.0 million, based on the present value of expected future cash flows using a discount rate commensurate with the risks involved.

        Impairment reserves totalling $.3 million were established upon adoption of Statement 122 in the second quarter and additional reserves of $.5 million were recorded in the third quarter of 1995 with no other activity occurring in the aggregate reserves. Loans serviced for others were $3.78 billion and $3.70 billion at December 31, 1995 and 1994, respectively.

   9.  SHORT-TERM BORROWINGS

        Short-term borrowings at December 31, 1995 and 1994 are summarized as follows:

    (Dollars in thousands)                                  1995            1994

    S>                                                           <C


    Securities sold under agreements to repurchase    $  801,446      $1,164,076
    Federal Home Loan Bank advances                      246,800         212,000
    Federal funds purchased                              174,900          33,100
    Demand notes of the U.S. Treasury                     37,059          70,579
    Commercial paper                                      34,319          36,434
    Short sale borrowings                                  9,761          66,567

                                                      $1,304,285      $1,582,756

        Information regarding average rates and balances of certain short-term borrowings, which are due in one year or less, at and for the years ended December 31, 1995 and 1994 follows:

                                          1995                    1994

                                               Weighted                Weighted
    (Dollars in thousands)                      Average                 Average
                                    Balance      Rate       Balance      Rate

    Securities sold under
    agreements to repurchase
       Balance at period end       $  801,446      5.41%   $1,164,076      5.49%
       Average during year          1,058,724      6.00     1,134,341      4.02
       Maximum month-end            1,315,259               1,695,085
       balance

    Federal Home Loan Bank
    advances
       Balance at period end         $246,800      5.80%     $212,000      4.31%
       Average during year            257,243      5.88       378,281      3.77
       Maximum month-end              346,800                 502,000
       balance

    Federal funds purchased
       Balance at period end         $174,900      5.74%      $33,100      6.00%
       Average during year            187,524      6.09        39,863      4.50
       Maximum month-end              310,440                  64,003
       balance


         At December 31, 1995, securities sold  under agreements to repurchase were  comprised of U.S.  Treasury and government agency  securities and the majority mature within one month.  FHLB advances mature within eight months from the  end of  1995 and were  fully collateralized as  specified by  the
   FHLB.  Qualifying collateral includes  U.S. Treasury, government agency and mortgage-backed securities and residential real estate loans based upon the amount  of outstanding advances.  At December 31, 1995 and 1994, short sale borrowings  represented liabilities  for  sales of  securities  sold short.
   Interest rate caps with notional amounts of  $300.0 million at December 31,
   1995 and $1.00 billion at December 31,  1994 were purchased to  hedge/alter variable  rate short-term borrowings  and had the effect  of increasing the
   1995 and  1994 cost  of short-term  borrowings by  29 basis points  and six basis points, respectively.  See Note 16 Derivative Financial Instruments.


         The Corporation had available as of the end of 1995 a line of credit with an unaffiliated commercial bank of $50.0 million which expires on July 31, 1997. The line was established to support the commercial paper issued by the Corporation. A commitment fee is paid on the average daily unborrowed amount at a rate per annum equal to .1875%. Under the terms of the credit agreement, the Corporation is required, among other restrictions, to maintain consolidated tangible net worth of at least $750.0 million and to not exceed certain limitations on nonperforming assets. The line of credit may be cancelled in the event the Corporation defaults on any covenant contained in the agreement, unless waived by the issuer. At December 31, 1995, there was no outstanding balance on the line of credit nor were any draws on the line made during 1995 or 1994.

   10.  LONG-TERM DEBT

         Long-term debt at December 31, 1995 and 1994 is as follows:

    (Dollars in thousands)                 1995                   1994

                                               Weighted                Weighted
                                                Average                 Average
                                    Balance      Rate       Balance      Rate

    FHLB advances
      due in:         1995         $      -0-         -    $  674,620      5.74%
                      1996            462,490      5.64%       76,410      4.37
                      1997              1,750      6.92         1,750      6.92
                      1998             26,750      6.11         1,750      7.16
                      1999              2,358      6.83         2,358      6.83
                      2000              1,750      7.53         1,750      7.53
                      After 2000       57,109      8.26        56,809      8.26
                                      552,207      5.94       815,447      5.80

    Securities sold
      under agreements
      to repurchase
      due in:         1996             27,507      5.91        34,687      5.29
                      1997            353,725      6.29           415      6.68
                      1998             31,078      5.76           317      6.65
                      1999                761      6.51           761      6.51
                                      413,071      6.22        36,180      5.35
    6.5% Subordinated notes due
      in 2000                          99,777                  99,725
    8.5% Subordinated
     debentures due in 2002            99,849                  99,826
    6.55% Senior bank notes due
      in 2000                         100,000                     -0-
    Other                               3,216                   5,471
                                   $1,268,120              $1,056,649


        Long-term debt maturities are summarized as follows (dollars in thousands):

        1996      1997      1998      1999       2000   Thereafter         Total
    $490,531  $356,017   $58,378    $3,678   $201,649     $157,867    $1,268,120


        Advances from the FHLB are collateralized by qualifying securities and loans. These advances are subject to restrictions or penalties related to prepayment through 2014. Interest rate swaps with notional amounts of $100.0 million at December 31, 1995 and $150.0 million at December 31, 1994 hedged/altered FHLB advances and had the effect of increasing the 1995 cost of long-term debt by seven basis points and decreasing the 1994 cost by one basis point. See Note 16 Derivative Financial Instruments. Securities sold under agreements to repurchase were comprised of U.S. Treasury and government agency securities. Subordinated notes, subordinated debentures and senior bank notes are not collateralized, may not be redeemed by the Corporation prior to their stated maturity and are not subject to sinking fund requirements. The senior bank notes were issued under a $2.00 billion shelf registration.

   11.  PENSION AND PROFIT-SHARING PLANS

        Integra maintains a defined benefit pension plan for its employees. The Corporation's pension plan provides benefits to most of its salaried employees and certain hourly employees based on years of service and average earnings for the five highest years during the ten years immediately preceding termination of employment. The Corporation's funding policy is to contribute annually the amount recommended by its consulting actuary, subject to statutory provisions.
        The Corporation's pension expense for 1995, 1994 and 1993 is composed of the following:

    (Dollars in thousands)                   1995            1994           1993

    Service cost - benefits earned
     during period                        $ 4,710         $ 5,445        $ 4,547
    Interest cost on projected
     benefit obligation                     9,458           8,195          7,705
    Actual return on plan assets          (17,633)           (143)       (10,328)
    Net amortization and deferral           6,429         (12,129)        (1,899)

    Net pension expense                   $ 2,964         $ 1,368        $    25


        The funded status of the Corporation's pension plan is reconciled to accrued pension expense on the balance sheet as of December 31, 1995 and 1994 as follows:

    (Dollars in thousands)                                1995              1994
    S>                                                          <C


    Actuarial present value of benefit
     obligation:
        Accumulated benefit obligation:
          Vested (based upon retirement date)         $122,982          $ 94,359
          Non-vested                                     1,553             1,348
        Total accumulated benefit obligation           124,535            95,707
        Effect of projected salary increases            25,118            18,262
    Total projected benefit obligation                 149,653           113,969
    Plan assets at fair value                          136,644           120,962
    Excess (deficit) of plan assets over
    projected benefit obligation                       (13,009)            6,993
    Unrecognized net (gain) loss                         5,893           (11,090)
    Unrecognized prior service cost                      8,258             9,125
    Unamortized transition credit                       (5,851)           (6,687)
    Accrued pension expense included in other
     liabilities                                      $  4,709          $  1,659

        Included in accrued pension expense as of December 31, 1995 was a liability relating to an early retirement program established in the first quarter of 1995 for which an expense of $3.6 million was recognized.

        Pension expense is determined at the beginning of the year using the funded status assumptions for the previous year end. The funded status is determined using assumptions as of the end of the year, which for 1995, 1994 and 1993 are as follows:


                                               1995          1994         1993

    Discount rate                              7.50%         8.50%        7.50%
    Expected long-term rate of
       return on assets                       10.00          9.50         9.50
    Rate of increase in compensation
       levels                                  4.75          4.75         4.75

        Changes in assumptions for 1995 were a decrease in the discount rate and an increase in the expected long-term rate of return on assets which had the effect of increasing the projected benefit obligation $19.6 million. An increase in the discount rate in 1994 lowered the projected benefit obligation $17.1 million. Prior service cost and the transition credit are being amortized on a straight-line basis over fifteen years and seventeen years, respectively. At December 31, 1995 and 1994, plan assets consisted primarily of money market investments, U.S. Government obligations, corporate debt and marketable equity securities. Integra also provides a supplemental executive retirement plan that covers 17 active employees and 7 former employees in payment status as of December 31, 1995. The plan is an unfunded non-qualified plan whose only contributions are the benefits in payment status. Expense was $1.6 million for 1995, $1.2 million for 1994 and $.7 million for 1993 and the accrued liability on the balance sheet was $5.1 million and $3.7 million at December 31, 1995 and 1994, respectively.

        Integra's  profit-sharing  plan  provides  benefits  to  most  of  its
   salaried employees.   The Corporation makes  discretionary contributions to


   the plan as determined by the Board of Directors. Employees' contributions to the plan are matched by the Corporation up to a maximum of 3% of such employees' pre-tax salaries. Profit-sharing expense for the plan was $13.5 million for 1995 and $9.9 million for 1994 and 1993.

        Integra adopted FASB Statement 106 Employers' Accounting for Postretirement Benefits Other Than Pensions as of January 1, 1993. Statement 106 requires that the expected cost of providing postretirement benefits be recognized in the financial statements during the employees' active service period. The adoption of Statement 106 resulted in a one-time after-tax charge to net income of $5.2 million relative to accruing for the entire accumulated postretirement benefit obligation at the date of adoption (transition obligation) and was reported as part of the cumulative effect of accounting changes for 1993. Integra's gross transition obligation totalled $7.9 million less income tax benefit of $2.7 million. Integra pays a portion of the cost for life insurance and medical benefits for eligible retirees based on age and service at the time of retirement.
   The  Corporation  has  the  right  to amend  or  terminate  these benefits.
         Integra has  maintained benefits for  those eligible at  the date  of adoption but has restricted participation thereafter. The Corporation's transition obligation is not funded. The net periodic postretirement benefit expense was $.5 million for 1995, 1994 and 1993 consisting primarily of the interest cost of the accumulated benefit obligation. The funded status of the Corporation's plan is reconciled to accrued expense on the balance sheet as of December 31, 1995 and 1994 as follows:

    (Dollars in thousands)                                 1995            1994

    Accumulated postretirement benefit
     obligation:
        Retirees                                        $ 6,243         $ 6,260
        Active employees                                    208             250
    Total                                                 6,451           6,510
    Plan assets at fair value                               -0-             -0-
    Excess of benefit obligation over plan assets        (6,451)         (6,510)
    Unrecognized net (gain) loss                           (640)           (627)
    Accrued postretirement benefit obligation
      expense included in other liabilities             $(7,091)        $(7,137)

        Integra's liability  for postretirement benefits  relates primarily to life insurance benefits. Discount rates of 7.75% for 1995, 8.50% for 1994 and 7.50% for 1993 compounded annually were assumed for the present value of the accumulated postretirement benefit obligation. Compensation levels were assumed to increase 5.00%, 4.75% and 5.00% per year for 1995, 1994 and 1993, respectively, for the projection of future life insurance benefits. For medical benefits, the cost was projected to increase at an average rate of 9.38% in 1996, thereafter decreasing ratably until a stable 4.25% medical inflation rate is reached in 2002.

   12.  INCOME TAXES

        The  Corporation adopted  FASB Statement  109 as  of January  1, 1993.
   Such adoption increased 1993 earnings by $65.0 million and was  reported as part  of the cumulative effect of accounting changes.  This amount included
   $3.0 million  of pretax income  relating to  the effect of adjustments  for prior purchase business combinations as a result of adopting the statement.


   Financial statements prior to 1993 were not retroactively restated to apply the provisions of Statement 109.

        Federal income tax expense for 1995, 1994 and 1993 is composed of the following:

    (Dollars in thousands)             1995           1994           1993
    Current                          $49,059        $65,058         $46,896
    Deferred                           1,115          7,543          20,775
                                     $50,174        $72,601         $67,671


        The deferred tax expense for 1995, 1994 and 1993 consisted primarily of previously accrued expenses for book purposes and, in addition, for 1994 and 1993, utilization of Equimark's net operating loss carryforward.

        Reconciliations of the federal statutory and effective tax rates for 1995, 1994 and 1993 are as follows:

                                                  1995          1994          1993
    Federal statutory tax rate                   35.0%         35.0%         35.0%
    Tax-exempt interest income                   (3.1)         (2.0)         (1.8)

    Dividends received exclusion                 (3.0)         (1.7)         (1.4)
    Future tax benefits due to change
      in tax law                                    -             -          (1.7)
    Other, including tentative and
      actual settlements                          (.8)         (1.3)           .6
    Effective tax rate                           28.1%         30.0%         30.7%


        The Revenue Reconciliation Act of 1993 was signed into law during August 1993. This law retroactively increased the highest marginal corporate tax rate to 35% effective January 1, 1993. As a result of this legislation, a net tax benefit of $2.3 million was recognized in 1993 composed of an increased deferred tax benefit of $3.8 million partially offset by additional current tax expense from the rate change of $1.5 million.

        The tax effects of deductible and taxable differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, at December 31, 1995 and 1994 are as follows:


    (Dollars in thousands)                            1995         1994
    S>                                                     <C


    Deferred tax assets:
       Provision for loan losses                   $74,899     $ 84,966
       Net unrealized losses on
         securities                                    -0-       60,828
       Other                                        39,438       33,597
    Gross deferred tax assets                      114,337      179,391
    Less valuation allowance                           -0-          -0-
    Deferred tax assets after allowance            114,337      179,391
    Deferred tax liabilities:
       Net unrealized gains on securities           48,019          -0-
       Lease financing                              10,750       10,234
       Depreciation                                  2,260        6,006
       Other                                         9,080        9,434
    Gross deferred tax liabilities                  70,109       25,674
    Net deferred tax assets                        $44,228     $153,717

        No valuation allowance was established at December 31, 1995 or 1994 in view of the Corporation's ability to carry back to taxes paid in previous years, certain tax strategies and anticipated future taxable income as evidenced by the Corporation's strong earnings potential.

        Federal   income  tax   expense  related   to  net   securities  gains
   approximated    $6.4 million, $6.5 million and $10.0 million for 1995, 1994 and 1993, respectively.

   13.  NET INCOME PER COMMON SHARE

        Net income per common share for 1995, 1994 and 1993 is computed as follows:


    (Dollars in thousands except per
    share data)                                   1995        1994          1993
    Net income                                $128,390    $169,033      $212,820
    Less preferred dividends (1)                   -0-         -0-           533
    Net income applicable to common
     shareholders                             $128,390    $169,033      $212,287

    Average number of common shares
     outstanding                            32,840,205  33,416,572    33,453,713

    Common stock equivalents - dilutive
     effect of assumed exercise of
     stock options                             282,626     318,028       361,784
    Average common shares outstanding -
     including common stock
     equivalent shares                      33,122,831  33,734,600    33,815,497

    Net income per common share                  $3.88       $5.01         $6.28


   (1)   No shares of series preferred  stock remained outstanding following redemption on April 1,
         1993.
   /TABLE

   14.     DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

        The Integra Dividend Reinvestment and Stock Purchase Plan enables holders of the Corporation's common stock to invest cash dividends and make optional cash payments for additional shares of common stock. The purchase price for the shares is equal to the average of the high and low market price of the common stock on the last business day before the dividend payment date and does not include a brokerage fee, commission or other service charge. Funds received by the Corporation from optional cash payments are used for general corporate purposes. Shares are purchased from the Corporation's authorized but unissued shares or from treasury shares. Shareholders purchased 74,062 shares in 1995, 84,343 shares in 1994 and 71,708 shares in 1993 through the plans. All shares purchased in 1995 and 1994 and 36,329 shares purchased in 1993 were issued from treasury shares.

   15.  EMPLOYEE STOCK PLANS

        Under the Integra Management Incentive Plan, which was adopted by the Board of Directors and approved by Integra's shareholders in 1994, the
   Board of Directors is authorized to make stock-based and cash incentive awards to officers and key employees of Integra and its subsidiaries. Such awards may include incentive and non-qualified stock options, restricted stock, performance restricted stock, annual cash bonus awards and other awards. Up to 1,500,000 shares of common stock may be issued pursuant to the plan, provided that no more than 300,000 shares may be in the form of restricted stock and performance restricted stock awards. This plan replaced the Integra Employee Stock Option Plan. Options issued under the Integra Management Incentive Plan are granted at a price equal to the average of the high and low market price on the date of the grant and are exercisable within ten years from the date of the grant. The option prices were determined in the same manner under the Integra Employee Stock Option Plan and Integra's predecessors' Plans. Effective January 1993, new vesting requirements were adopted for all future grants which provide that half the options are exercisable after the first anniversary of the grant date and the remainder exercisable after the second anniversary. Prior to that date, all options were fully exercisable as of the grant date. All unvested options become fully vested upon a change of control.

        Activity in the Corporation's employee stock option plans during 1995, 1994 and 1993 is as follows:

                                                       Number       Option Price
                                                     of Shares        per Share
    Options outstanding at December 31, 1992          838,167     $ 8.15 - 95.00
          Granted in 1993                             151,500              41.38
          Exercised in 1993                          (137,704)      8.15 - 40.63
          Expired or cancelled in 1993                 (2,413)     20.76 - 95.00
    Options outstanding at December 31, 1993          849,550     $10.00 - 95.00
          Granted in 1994                             190,000              45.13
          Exercised in 1994                           (52,690)     10.00 - 41.38
          Expired or cancelled in 1994                 (5,846)     40.63 - 95.00
    Options outstanding at December 31, 1994          981,014     $10.00 - 95.00
          Granted in 1995                             207,500              37.63
          Exercised in 1995                          (270,108)     10.63 - 45.13
          Expired or cancelled in 1995                 (5,838)     11.89 - 95.00


    Options outstanding at December 31, 1995          912,568     $10.00 - 95.00


        Integra maintains an Employee Stock Purchase Plan through which employees may purchase the Corporation's common stock by payroll deductions at the average of the high and low market price of the stock on the last business day of each month. Under the Corporation's Employee Stock Purchase Plan, 10,678 shares were issued in 1995, 11,263 shares in 1994 and 8,126 shares in 1993. Shares were purchased from the Corporation's authorized but unissued shares or from treasury shares. All shares issued for this plan in 1995 and 1994 and 4,172 shares in 1993 were issued from treasury shares.

   16.  DERIVATIVE FINANCIAL INSTRUMENTS

        The Corporation is an end user of off-balance sheet derivative financial instruments in connection with its interest rate risk management activities and does not use them for trading purposes. A summary of the contract or notional amounts of derivative financial instruments at December 31, 1995 and 1994 follows:

    (Dollars in thousands)                         1995               1994
    Interest rate swaps                        $579,248         $1,141,125
    Interest rate caps                          300,000          1,000,000
    Mortgage banking activities:
       Forward commitments to sell
        mortgage-backed securities              178,944             38,488


        Integra enters into off-balance sheet derivative transactions in accordance with its policy guidelines to manage the Corporation's sensitivity to changes in interest rates. Interest rate swaps are entered into specifically to hedge/alter groups of designated assets or liabilities by changing their interest rate repricing characteristics. Interest rate swaps generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal or notional amounts, which are used to express the volume of these transactions. Future cash requirements of interest rate swaps are limited to the net amounts payable under these agreements. Interest rate caps are options whereby the buyer receives an amount, if any, by which the floating rate exceeds the reference interest rate level on a specified notional amount. The premium paid to purchase an interest rate cap represents the maximum risk of loss to the buyer. The Corporation purchased caps to reduce the impact of then-anticipated increases in interest rates on short-term borrowings. The following table summarizes the change in notional amount for each category of interest rate swaps and caps during 1995, 1994 and 1993:

                                        Interest Rate Swaps
                                   Index                              Interest
    (Dollars in millions)        Amortizing    Other       Total      Rate Caps

    S>                                                              <C


    Balance, December 31, 1992                    $173        $173
      New agreements                  $500         100         600
      Maturities                       -0-         (98)        (98)
    Balance, December 31, 1993         500         175         675
      New agreements                   500         -0-         500       $1,000
      Amortization                     (19)        (15)        (34)         -0-
    Balance, December 31, 1994         981         160       1,141        1,000
      New agreements                   -0-         -0-         -0-          300
      Amortization                    (302)        -0-        (302)         -0-

      Terminations                    (200)        -0-        (200)         -0-
      Maturities                       -0-         (60)        (60)      (1,000)
    Balance, December 31, 1995        $479        $100       $ 579       $  300

        For index amortizing swaps, the notional amount is unchanged for a specified period after which, based on the level of the index at each quarterly reset date, the contract will mature, amortize, or continue at its full notional amount. As of December 31, 1995, index amortizing swaps totalling $179.2 million had extended beyond their initial maturity dates.

        At December 31, 1995, index amortizing swaps of $179.2 million hedged/altered the interest rate reset feature of variable rate mortgage-backed securities purchased in 1993 and prepayment susceptibility of mortgage-related securities. The variable rate mortgage-backed securities initially lowered the overall portfolio yield and contributed to a declining net interest margin until their first rate reset date. The index amortizing swaps provided incremental income until the variable rate mortgage-backed securities' coupons reset substantially higher. The extension features of the swaps are offset in a rising interest rate environment by the fully indexed coupons of the securities. The inherent prepayment risk on mortgage-related securities is counteracted by the incremental income provided by the swaps in a declining rate environment. The swaps' diminished or negative cash flow in a rising rate environment is offset by an enhanced portfolio yield as prepayments slow. Other interest rate swaps totalling $300.0 million and $100.0 million hedged/altered deposits and fixed rate FHLB advances, respectively, at December 31, 1995. Index amortizing swaps comprised $300.0 million of those relating to money market deposits. The extension feature in a rising interest rate environment is offset by the lagging nature of money market rates. For FHLB advances, the swaps effectively changed fixed rates to floating rates. In the second quarter of 1995, $200.0 million of interest rate swaps that hedged/altered consumer loans were terminated, resulting in an immaterial loss which was expensed.

        The following table summarizes maturities, weighted average interest rates received and paid and estimated fair value of interest rate swaps and caps as of December 31, 1995:


                                                                      Reset/Maturity
                                                                                                 Estimated
                                                                                                   Fair
     (Dollars in millions)                                    1996         1997        Total       Value
     S>                                                                                        <C


     Index amortizing swaps
     Notional amount by hedged/altered category:
        Securities available for sale                          $179                     $179         $ (.8)
        Deposits                                                300                      300           (.9)
                                                               $479                     $479         $(1.7)
     Reference rate (1)                                        4.85%                    4.85%
     Weighted average final maturity in years                   2.7                      2.7
     Fixed receive rate                                        5.58%                    5.58%
     Floating pay rate                                         5.92%                    5.92%

     Other swaps
     Notional amount by hedged/altered category:
        Long-term debt                                         $100                     $100           -0-
     Fixed receive rate                                        5.12%                    5.12%
     Floating pay rate                                         6.00%                    6.00%

     Interest rate caps
     Notional amount                                           $200        $100         $300           -0-
     Reference rate (2)                                        7.00%       7.00%        7.00%
     Floating index rate                                       5.63%       5.63%        5.63%

    (1)  When LIBOR is at or below this level on initial maturity or quarterly reset dates, swap experiences 100%
           amortization.
    (2)  Interest is received based on differential of floating index rate over fixed reference rate; no payment is received if index rate is below reference rate.


        Floating rates, which are based on LIBOR for all agreements, represent rates in effect on December 31, 1995. Subsequent changes in LIBOR rates will affect all floating rates and actual amortization and maturities of index amortizing swaps. Maturity information reflects contractual terms based on rates on December 31, 1995. Index amortizing swaps are included in the table at their initial maturity dates or, if beyond, their next quarterly reset dates. The estimated fair value represents the amount the Corporation would pay, or receive if a gain, to terminate or otherwise settle the agreements with counterparties. The estimated fair value of swaps was a net unrealized loss of $1.7 million at December 31, 1995 compared to a net unrealized loss of $79.8 million at December 31, 1994. Unrealized losses on swaps that hedge/alter securities available for sale of $.8 million and $47.7 million at December 31, 1995 and 1994, respectively, were recorded as part of the net unrealized gain/loss on the underlying securities in accordance with FASB Statement 115. At December 31,
   1995, the estimated fair value of interest rate caps was minimal and unamortized premiums paid for the interest rate caps were $1.4 million resulting in an unrealized loss of $1.4 million.

        The effect of interest rate swaps and caps on net interest income and the margin for 1995, 1994 and 1993 follows:

    (Dollars in millions)                    1995          1994           1993
    Increase (decrease) in:
       Interest income                       $ (5)         $  4           $  2

       Interest expense                         7            (1)            (4)
       Net interest income                   $(12)         $  5           $  6



       Net interest margin                   (.08)%         .04%           .05%

        The credit risk associated with interest rate swaps represents the inability of counterparties to perform according to the terms of the agreements and is limited to the estimated aggregate replacement cost of swaps in a gain position represented by a positive fair value. Beginning in 1994, Integra typically requires, through bilateral collateral agreements, swap counterparties to provide collateral to cover amounts due when such receivables reach specific thresholds. The Corporation deals only with highly rated counterparties and does not expect any failure by the counterparties to meet their obligations.

        The Corporation utilizes off-balance sheet financial instruments in the form of forward commitments and options in conjunction with its mortgage banking activities. Forward commitments and options are used to hedge the interest rate risk from the time residential real estate loans are committed to until they are sold in the secondary mortgage market. The Corporation typically exchanges a portion of its current production of residential real estate loans for mortgage-backed securities through secondary market securitization programs. Such securities are then delivered into forward commitments, which are contracts entered into by the Corporation to sell a specified quantity of mortgage-backed securities at a specified price or yield with delivery and settlement at a specified future date. The risk associated with such contracts arises from the possible inability of counterparties to meet the terms of their contracts. Should factors such as fluctuations in interest rates affect Integra's inability to acquire loans to fulfill these contracts, the Corporation would normally purchase mortgage-backed securities in the open market to deliver against these contracts. The Corporation had outstanding forward commitments to sell mortgage-backed securities of $178.9 million on December 31, 1995 and $38.5 million on December 31, 1994. In conjunction with its mortgage-banking activities, Integra may from time to time purchase put options, which are contracts that give the buyer the right, not the obligation, to sell mortgage-backed securities at a fixed price during a specific period. If exercised, Integra typically does not deliver securities but rather sells put options to offset the contracts. At December 31, 1995 and 1994, the Corporation had no option contracts outstanding.

        Call options are contracts that allow the holder of the option to purchase a financial instrument at a specified price within a specified period of time from the seller or writer of the option. Integra writes covered call options primarily on U.S. Treasury securities in connection with its securities activities. Integra receives a premium at the outset and bears the market risk of an unfavorable change in the price of the financial instrument underlying the option. The Corporation writes such options with the objective of enhancing the performance on fixed income securities when market conditions, such as anticipated periods of low volatility, warrant such activities. Premium fee income of $.4 million, $1.2 million and $1.6 million was recognized during 1995, 1994 and 1993, respectively, in non-interest income on expired options. Options exercised by holders due to market volatility resulted in a net loss of $3.0 million included in net securities gains in 1995, a net loss of $1.3 million in 1994 and a net gain of $1.1 million in 1993. At December 31, 1995 and 1994, there were no covered call options outstanding.

   17.  CREDIT COMMITMENTS


        The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The Corporation's involvement in and exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with recourse is represented by the contract amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. Credit commitments at December 31, 1995 and 1994 are as follows:

    (Dollars in thousands)                            1995               1994
    Commitments to extend credit                $2,015,465         $1,795,768
    Standby letters of credit                      149,995            150,092
    Loans sold with recourse                        29,307             29,745

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, premises and equipment, residential real estate and income producing commercial properties.

        Standby letters of credit are conditional commitments issued by the Corporation to support the obligation of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Corporation requires collateral supporting such commitments as deemed necessary.

        Loans sold with recourse represent loans sold in the secondary mortgage market where the Corporation retains the credit risk which is considered equivalent to the credit risk associated with on-balance sheet loans. These loans are primarily collateralized by residential dwellings. It is Integra's current policy not to engage in such recourse sales, except in limited circumstances which include certain community development lending activities.

   18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial  instruments   are   generally  defined   as  cash,   equity
   instruments or securities,  or contractual  obligations to  pay or  receive cash or  another financial instrument.  Fair value estimates  are made at a specific point in time, based on relevant market data and information about
   the  financial   instrument.    Where  quoted  market  prices  of  specific
   instruments were  not available,  discounted cash  flow or  other valuation
   techniques were used to estimate fair value.   Certain fair value estimates
   were  necessarily based  on  judgments regarding  future  loss  experience,
   current  economic  conditions,   risk  characteristics  of   the  financial


   instrument, interest rate levels and other factors. Such estimates are subjective in nature and involve uncertainties. Changes in assumptions could significantly affect the estimates. Because actual markets do not exist for all financial instruments, fair values may vary significantly from amounts that would be realized in immediate settlement of the instrument.

        Fair  value  estimates are  provided  for on-  and  off-balance  sheet financial instruments without attempting to estimate anticipated future business and the value of assets, liabilities, customer relationships and loan servicing rights which are not considered financial instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

        The carrying amount and estimated fair value of financial instruments at December 31, 1995 and 1994, denoted as an asset or (liability), are as follows:

                                     1995                       1994
                             Carrying     Estimated    Carrying     Estimated
    (Dollars in millions)     Amount     Fair Value     Amount      Fair Value
    Financial Assets
    Cash and short-term
      investments               $  424      $  424        $  443        $  443
    Securities held to
      maturity                     -0-         -0-         1,546         1,474
    Securities available
      for sale                   5,395       5,396         3,696         3,744
    Loans held for sale            147         147            68            68
    Loans, net of reserve
      for loan losses            7,881       8,046         7,361         7,376


    Financial Liabilities
    Deposits with no
      stated maturities         (5,268)     (5,268)       (5,170)       (5,170)
    Time deposits               (5,112)     (5,204)       (4,913)       (4,868)
    Short-term borrowings       (1,304)     (1,307)       (1,583)       (1,580)
    Long-term debt              (1,268)     (1,303)       (1,057)       (1,035)

                            Contract or               Contract or
                               Notional   Estimated      Notional     Estimated
                                 Amount  Fair Value        Amount    Fair Value
    Off-Balance Sheet
    Financial Instruments
    Commitments to extend
      credit                    $2,015         $(1)       $1,796           $(1)
    Standby letters of
      credit                       150         -0-           150           -0-

    Loans sold with
      recourse                      29          (2)           30            (1)
    Interest rate swaps            579          (2)        1,141           (80)
    Interest rate caps             300         -0-         1,000            11


    Forward commitments
      to sell mortgage-
      backed securities            179          (2)           38           -0-

        The following assumptions were used by the Corporation in estimating the fair value of financial instruments:

   Cash and Short-Term Investments. The carrying value of cash and cash equivalents and other short-term investments approximated fair value.

   Securities.   The estimated  fair value  of securities was based  on quoted market prices or bid quotations received from securities dealers.

   Loans  Held  for  Sale.    The  carrying  value  of  loans  held  for  sale
   approximated fair value.

   Loans. Fair values were estimated for portfolios of loans with similar financial characteristics by discounting contractual cash flows adjusted for prepayment assumptions. Credit risk was factored into the discount rates used for commercial and commercial real estate loans. The discount rate of residential real estate loans was based on secondary market rates. The carrying value of variable rate consumer loans approximated fair value, while the fair value of fixed rate loans was calculated with discount rates based on market rates for similar products. Assumptions regarding credit risk, cash flows and discount rates were judgmentally determined using available market and internal portfolio information which management believes to be reasonable.

   Deposits. The fair value of deposits with no stated maturities, which include non-interest bearing demand, interest bearing demand, savings and money market, was equal to the carrying value. The estimated fair value of time deposits was based on the discounted value of contractual cash flows. The discount rates were estimated using market rates offered for deposits of similar remaining terms. The fair value estimates do not include the value of depositor relationships or the value of the low-cost funding provided by deposits.

   Short-Term Borrowings. The carrying value of short-term borrowings generally approximated fair value except for borrowings with remaining terms beyond three months for which the estimated fair value was based on current rates available for borrowings with the same remaining terms.

   Long-Term Debt. The estimated fair value of debt with fixed rates was established based on quoted market prices for debt with similar credit ratings or on current rates available for debt with the same remaining terms. The carrying value of variable rate debt approximated fair value.

   Commitments to Extend Credit. Fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties. A majority of the commitments had floating rates at December 31, 1995 and 1994. For fixed rate commitments, the difference between interest rates at the end of a reporting period and the committed rates was also considered for fair value estimates.

   Standby  Letters  of  Credit,  Loans  Sold  with  Recourse  and  Derivative
   Financial Instruments.   Fair  value was  estimated based  on  the cost  to


   terminate or otherwise settle the obligations with the counterparties. The estimated fair value of certain interest rate swaps that hedged/altered mortgage-related securities has been recognized in the financial statements.

         19.  LITIGATION

   Class Action Suits. In 1990, Equimark was named as a defendant, along with five of its former officers and/or directors, in three purported federal class action suits filed in the United States District Court for the Western District of Pennsylvania under the captions: Fox v. Equimark Corporation et al., Tuckfelt v. Equimark Corporation et al., and Hatcher v. Equimark Corporation et al. These three actions have been consolidated as a single action (hereafter, the Consolidated Federal Class Action), pursuant to a Consolidated Amended Class Action Complaint (the Amended Complaint) filed on or about December 6, 1990 on behalf of all persons who purchased Equimark's securities between September 12, 1987 and September 12, 1990. A Second Consolidated Amended Class Action Complaint (the Second Amended Complaint) was filed by plaintiffs on or about July 8, 1991, on behalf of purchasers of Equimark's common stock during the period January 17, 1989 through October 25, 1990. The Second Amended Complaint alleges a claim under the federal securities laws and claims under state common law for alleged fraudulent concealment, fraudulent non-disclosure and negligent misrepresentation. On July 18, 1994, the class was certified by the court. Both Complaints allege that defendants violated various provisions of both the federal securities laws and state common law by failing to disclose material facts relating to the alleged deterioration of Equimark's loan portfolio, the alleged likelihood of high increases in its nonperforming assets, and the alleged failure to establish adequate loan loss reserves or to charge off loans on a timely basis, and by misrepresenting or failing to disclose Equimark's allegedly inadequate management, acquisition, credit and lending policies and/or practices, and seek unspecified monetary damages as well as declaratory and injunctive relief. The case had been in discovery since September 1993. Trial was scheduled to begin in April 1996. To avoid additional costs associated with trial preparation and the risks inherent in any litigation, Integra and plaintiffs have tentatively agreed to a settlement, subject to court approval, whereby Integra will pay the class and their attorneys $6.5 million. The Corporation has accrued for such settlement costs, net of insurance reimbursement.

        Equimark has also been named as a defendant, along with four of its former officers and/or directors, in a state court action filed in the Court of Common Pleas of Allegheny County, Pennsylvania, which action is a companion action to the Consolidated Federal Class Action in all material respects. This action, captioned Hatcher v. Equimark Corporation et al., has been stayed indefinitely pending resolution of the Consolidated Federal Class Action. This case will be settled as part of the settlement in the Consolidated Federal Class Action.

        Equimark  was also  named as  a  nominal defendant,  along with  up to nineteen  of  its former  officers  and/or  directors,  in  two stockholder derivative actions which were filed in the third  quarter of 1990.  One was filed  in the  United States  District Court  for the  Western District  of
   Pennsylvania  (Duffy v.  Fellheimer et al.)  and the other in  the Court of
   Common Pleas  of Allegheny  County, Pennsylvania  (Snider v. Fellheimer  et
   al.).    The  Complaint  filed  in  each  such  action, as  amended,  seeks unspecified monetary damages on  behalf of Equimark for  alleged violations by  defendants of  Pennsylvania common law,  including breach  of fiduciary duty,  breach of  duty of loyalty and  waste of  corporate assets, improper dividends, mismanagement, misrepresentations and wrongful  actions relating


   to Equimark's disclosure, accounting, acquisition, compensation and lending policies and procedures. In the Snider action, the Court has dismissed plaintiffs' Complaint and the action was terminated. Defendants' motions to dismiss the Duffy action were granted by order dated December 18, 1995 and that action has terminated.

   Stock Ownership  Plan Litigation.   In October  1988, a  former employee of
   Equibank  initiated in  the  Court  of Common  Pleas of  Allegheny  County,
   Pennsylvania, a purported class action against Equibank on behalf of approximately 1,200 to 1,300 present and former employees. The suit, captioned Lash v. Equibank et al., is based on a November 1984 letter to employees issued by Equimark's then Chairman of the Board, which letter discussed the possibility of establishing an employee stock ownership plan
   (ESOP). The plan was never established. In general, the action alleges that the 1984 letter constituted a contract between Equibank and its employees whereby Equibank was obligated to establish the ESOP and that failure to do so constituted a breach of contract with attendant damages estimated by plaintiffs at $8.0 million. Discovery in the case commenced in early 1993. By order dated October 26, 1994, the Court certified a class consisting of all former full-time Equibank employees or regular part-time employees who were employees on November 8, 1984 and continued to work through December 31, 1984. To avoid additional costs associated with trial preparation and the risks inherent in any litigation, Integra and plaintiffs have tentatively agreed to a settlement, subject to court approval, whereby Integra will pay the class and their attorneys $1.8 million. The Corporation has accrued for such settlement costs.

   Truth-in-Lending Act Class Action Suit. In September 1994, Altegra Credit Company (Altegra), a subsidiary of Integra and formerly known as American Financial Corporation of Tampa, was named as the defendant in an action, entitled Stone v. American Financial Corporation of Tampa, filed in the United States District Court for the Middle District of Florida. The Complaint alleges that it is filed on behalf of the named plaintiffs and all persons whose claims are timely (meaning no more than three years old) who entered into a consumer credit transaction directly or indirectly with Altegra wherein charges for overnight mail delivery were excluded from the finance charge and included in the amount financed. Plaintiffs allege that Altegra engaged in a pattern and practice of buying consumer loans wherein overnight messenger fees were improperly included in the amount financed instead of in the finance charge as required by the Truth-in-Lending Act and Federal Reserve Board Regulation Z. Plaintiffs seek unspecified compensatory damages, statutory damages, attorneys' fees, loan rescission and costs. The case was transferred to the United States District Court for the District of Massachusetts in January 1995. Legislation was enacted which prevented plaintiffs other than the named plaintiffs from receiving any relief. As a result, all class claims were dismissed by order dated November 29, 1995. However, plaintiffs have the right to appeal.

   Truth-in-Lending Act Class Action Suits: Hall, et al v. Altegra, et al and AFC v. Jones. Altegra is also a defendant and a counterclaim defendant in the above putative class actions alleging that Altegra, through and in conjunction with its correspondents, so-called "pass through lenders", has engaged in a pattern and practice of "predatory" lending that in numerous ways violate federal and state consumer protection laws. At this time, Altegra has moved to dismiss the complaint and counterclaim and classes have not been certified.

        At December 31, 1995, other legal proceedings were pending against the
   Corporation and  its subsidiaries;  however, in the opinion  of management, the  liabilities, if any, arising from such legal proceedings will not have


   a material adverse effect on the Corporation's consolidated financial condition, results of operations or cash flows.

   20.  REGULATORY RESTRICTIONS

        An important source of the parent company's operating income is dividends from its subsidiaries. Dividends that may be paid by the banking subsidiaries to the Corporation are subject to certain regulatory limitations. Generally, the prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state member bank in any calendar year exceeds its net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Further, under Pennsylvania law, dividends paid by a state member bank may not exceed accumulated net earnings (essentially undivided profits) of the bank. In April 1993, the Corporation converted its banking subsidiaries (other than Integra Trust Company) from national banks to Pennsylvania-chartered banks that are members of the Federal Reserve System. Effective May 25, 1995, Integra combined by merger the three banking subsidiary charters into one charter.

        Also, under current Federal Reserve Board regulations, the banking subsidiaries of the Corporation are limited in the amount they may lend to non-bank affiliates, including the Corporation. Such loans must be collateralized at specified percentages of collateral value relative to the outstanding loan amount. In addition, any such loans to a single non-bank affiliate may not exceed 10% of any banking subsidiary's capital (as defined) and the aggregate of loans to all such affiliates may not exceed 20%. At December 31, 1995, the maximum amount available in the form of dividends and loans from the subsidiary banks to the Corporation approximated $208.8 million and $95.0 million, respectively. In addition, the subsidiary bank is required to maintain certain balances in reserve with the Federal Reserve Bank, which requirement at December 31, 1995 was a minimum amount of $25,000.

   21. CONDENSED FINANCIAL INFORMATION OF INTEGRA FINANCIAL CORPORATION (PARENT ONLY)

    Balance Sheet
    December 31                                   1995             1994
    (Dollars in thousands)
    Assets
    Cash and due from banks                 $        3       $    2,999
    Other short-term investments                 3,328              -0-
    Securities available for sale,
     at fair value                                 -0-           48,461
    Investments in and advances to
     subsidiaries:
         Banks                               1,047,462          826,318
         Other subsidiaries                    333,384          198,757
    Total investments in and
     advances to subsidiaries                1,380,846        1,025,075

    Other assets                                45,965           58,224
    Total assets                            $1,430,142       $1,134,759

    Liabilities


    Short-term borrowings from bank
    subsidiaries                            $      -0-       $    5,000
    Commercial paper                            34,319           36,434
    Long-term debt                             199,626          199,606
    Other liabilities                           51,289           35,123
    Total liabilities                          285,234          276,163
    Shareholders' Equity                     1,144,908          858,596
    Total liabilities and
     shareholders' equity                   $1,430,142       $1,134,759

   21. CONDENSED FINANCIAL INFORMATION OF INTEGRA FINANCIAL CORPORATION (PARENT ONLY) (continued)

    Statement of Income
    Years Ended December 31                 1995           1994           1993
    (Dollars in thousands)
    Operating Income

    Investment income                   $  3,814       $  3,713       $  2,006
    Cash dividends from bank
       subsidiaries                      108,380        124,500         80,583
    Cash dividends from other
       subsidiaries                        2,676          2,000         18,800
    Other income                            (105)            80            158
    Net securities gains (losses)            281         (1,519)          (429)
    Total operating income               115,046        128,774        101,118

    Operating Expense
    Interest expense                      17,376         17,930         16,497
    Other expense                         44,065         18,580         20,617

    Total operating expense               61,441         36,510         37,114
    Income before income taxes            53,605         92,264         64,004
    Income tax benefit                   (21,496)       (15,569)       (12,234)
    Income before equity in
       undistributed income of
       subsidiaries                       75,101        107,833         76,238
    Equity in undistributed income
    of subsidiaries (1):
       Banks                              27,965         43,957         81,194
       Other subsidiaries                 25,324         17,243         (4,612)
       Cumulative effect of
          accounting changes, net            -0-            -0-         66,234
    Total equity in undistributed
       income of subsidiaries             53,289         61,200        142,816
    Income before parent only
       cumulative effect of
       accounting changes                128,390        169,033        219,054
    Parent only cumulative effect
       of accounting changes, net            -0-            -0-         (6,234)
    Net income                          $128,390       $169,033       $212,820


   (1)   Amounts in  parentheses represent  the excess  of dividends  declared over  net income  of subsidiaries.



    21. CONDENSED FINANCIAL INFORMATION OF INTEGRA FINANCIAL CORPORATION (PARENT ONLY) (continued)

     Statement of Cash Flows
     Years Ended December 31                                                       1995        1994          1993
     (Dollars in thousands)
     Cash Flows from Operating Activities
     Net income                                                               $128,390    $169,033      $212,820
     Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in undistributed income
              of subsidiaries after dividends                                  (53,289)    (61,200)     (142,816)
           Parent only cumulative effect
              of accounting changes, net                                           -0-         -0-         6,234
           Depreciation and amortization
              on premises and equipment                                          4,339       7,750         6,149
           Net (gain) loss on disposition of other assets                         (185)      2,106           100
           (Increase) decrease in interest and other accounts
            receivable                                                          (7,159)     10,382        (1,955)
           Increase (decrease) in interest and other accounts payable           (4,128)      2,664        (5,192)
           Restructuring expenses, non-recurring charges and merger
              expenses accrued                                                  20,760         -0-           -0-
           Other, net                                                            2,347         663         3,127
     Net cash provided by operating activities                                  91,075     131,398        78,467

     Cash Flows from Investing Activities
     Additional investments in subsidiaries                                       (500)        -0-       (33,036)

     Payments for purchases of securities available for sale                   (54,212)    (58,105)      (48,236)
     Proceeds from sales of securities available for sale                       18,167      51,743           -0-
     Net sales (purchases) of premises and equipment                            19,266     (10,221)      (24,314)
     Increase in other assets                                                  (11,497)     (6,762)       (4,379)
     Net cash used by investing activities                                     (28,776)    (23,345)     (109,965)

     Cash Flows from Financing Activities
     Increase (decrease) in short-term borrowings from bank
     subsidiaries                                                               (5,000)    (31,000)       18,500
     Increase (decrease) in commercial paper                                    (2,115)      4,852          (303)
     Increase (decrease) in other liabilities                                     (466)        279          (177)
     Proceeds from long-term debt                                                  -0-         -0-        99,697

     Payments on long-term debt                                                    (55)        (81)      (24,393)
     Common and preferred stock dividends paid                                 (64,006)    (56,865)      (51,743)
     Redemption of preferred stock                                                 -0-         -0-       (20,004)
     Issuance of common stock                                                   12,464       7,232         6,926
     Treasury stock purchased                                                   (6,117)    (33,532)       (6,458)
     Net cash provided (used) by financing activities                          (65,295)   (109,115)       22,045
     Decrease in cash and cash equivalents                                      (2,996)     (1,062)       (9,453)
     Cash and cash equivalents, beginning of year                                2,999       4,061        13,514
     Cash and cash equivalents, end of year                                   $      3    $  2,999      $  4,061


        Investment income received amounted to $3.8 million in 1995, $3.7 million in 1994 and $2.0 million in 1993. Interest paid and income taxes paid were $17.2 million and $49.4 million, respectively, in 1995, $16.7 million and $59.2 million, respectively, in 1994 and $14.4 million and $52.8 million, respectively, in 1993. Noncash activity in 1995 consisted of the transfer of $89.4 million of securities available for sale to a subsidiary as an additional investment in that subsidiary. There were no significant noncash transactions in 1994 and 1993.
   <             p             a             g             e             >
                        Report of Independent Accountants


   To The Board of Directors and Shareholders of Integra Financial Corporation:

   We have audited the accompanying consolidated balance sheet of Integra Financial Corporation and subsidiaries (the Corporation) as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integra Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

   As discussed in Notes 1, 6 and 8 to the consolidated financial statements, in 1995 the Corporation changed its method of accounting for loan impairment by adopting Financial Accounting Standards Board (FASB) Statement 114 Accounting by Creditors for Impairment of a Loan and Statement 118 Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures and its accounting for mortgage servicing rights by adopting FASB Statement 122 Accounting for Mortgage Servicing Rights. Also, as discussed in Notes 1, 11 and 12 to the consolidated financial statements, in 1993 the Corporation changed its method of computing income taxes by adopting FASB Statement 109 Accounting for Income Taxes and its accounting for non-pension benefit plans by adopting FASB Statement 106 Employers' Accounting for Postretirement Benefits Other Than Pensions as well as its accounting for investments by adopting FASB Statement 115 Accounting for Certain Investments in Debt and Equity Securities.


   /s/ Coopers & Lybrand L.L.P.
   Pittsburgh, Pennsylvania
   January 17, 1996

   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES

   Not applicable.


   PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   DIRECTORS

                              YEAR FIRST        PRINCIPAL OCCUPATION FOR PAST
                              BECAME A          FIVE YEARS AND PUBLIC
    NAME1                     DIRECTOR 2   AGE   DIRECTORSHIPS3
    James S. Beckwith, III       1973     63    Chairman, Beckwith Machinery
                                                Company (construction and
                                                material handling equipment)

    James S. Broadhurst          1990     52    Chairman and Chief Executive
                                                Officer, EPRH, Inc. and Eat 'n
                                                Park Restaurants, a
                                                Pennsylvania Business Trust

    Leonard M. Carroll           1991     53    President and Chief Operating
                                                Officer, Integra (February 1,
                                                1991 to present); formerly
                                                Executive Vice President,
                                                Integra (January 26, 1989 to
                                                January 31, 1991); Director,
                                                Quaker State Corporation
    Carl D. Doverspike           1973     64    Partner, J. C. Enterprises
                                                (natural gas and farming)

    James E. Feeney              1973     60    Senior Vice President,
                                                Wheatland Tube Company (pipe
                                                and tube manufacturer)
    William A. Freeman           1989     52    Former President, Zurn
                                                Industries, Inc. (manufacturer
                                                of plumbing, industrial and
                                                consumer products and
                                                designer/constructor of
                                                electric power plants)

    Walter J. Greenleaf, Jr.     1980     67    Chairman and Chief Executive
                                                Officer, formerly President and
                                                Chief Executive Officer,
                                                Greenleaf Corporation
                                                (manufacturer of carbide
                                                cutting tools and advanced
                                                ceramics)


    Stanley R. Gumberg           1982     68    Chairman, J. J. Gumberg Co.
                                                (real estate development and
                                                management)

    John G. Koedel, Jr.          1976     58    Vice Chairman, The RCR Group,
                                                Inc. and Director, National
                                                Forge Company; formerly
                                                President, National Forge
                                                Company (finish machined steel
                                                forgings)
    Robert F. Patton             1977     68    Chairman, Bank Consulting
                                                Associates (bank consulting);
                                                Director, Armstrong World
                                                Industries, Inc.

    Robert A. Paul               1977     58    President and Chief Executive
                                                Officer (since 1994), formerly
                                                President and Chief Operating
                                                Officer, Ampco-Pittsburgh
                                                Corporation (manufacturer of
                                                engineered equipment and steel
                                                products)

    William F. Roemer            1970     62    Chairman (January 1, 1991 to
                                                present) and Chief Executive
                                                Officer (January 26, 1989 to
                                                present), Integra; formerly
                                                President, Integra (January 26,
                                                1989 to January 31, 1991)
    Michael A. Shuler            1988     45    Chairman, President and Chief
                                                Executive Officer, Zippo
                                                Manufacturing Company
                                                (manufacturer of lighters and
                                                metal products)

    Henry B. Suhr, Jr.           1963     63    Retired President, Red Valley
                                                Oil Company (oil producer)
    Robert K. Wagner             1981     64    Chairman and Chief Executive
                                                Officer, Koppers Industries,
                                                Inc. (manufacturing); formerly
                                                Director, Trion, Inc.

    Phillips Wiegand             1983     56    President and Chief Executive
                                                Officer, T. W. Phillips Gas and
                                                Oil Co. (Pennsylvania natural
                                                gas public utility)

    Margot B. Woodwell           1986     59    Executive Producer/Community
                                                Outreach, QED Pittsburgh
                                                (public broadcasting)


   --------

   1   F. William Hirt retired from the Board of Directors on October 25, 1995.

   2
   Includes any prior service with any corporation or bank which has been acquired by, or merged with, Integra, either of its predecessors or any subsidiary thereof.  Each director has served continuously since he or she was first elected or appointed.


   3
   The principal occupations shown in the Table have been such for the past five years.

   EXECUTIVE MANAGEMENT


   Information concerning executive management of Integra is set forth below. Each of the individuals listed below has been employed in an executive capacity by Integra during the past five years.

    NAME                      AGE      POSITION; OFFICES HELD

    William F. Roemer         62       Chairman (January 1, 1991 to present) and
                                       Chief Executive Officer (January 26, 1989
                                       to present), Integra; formerly President,
                                       Integra (January 26, 1989 to January 31,
                                       1991)

    Leonard M. Carroll        53       President and Chief Operating Officer,
                                       Integra (February 1, 1991 to present);
                                       formerly Executive Vice President,
                                       Integra (January 26, 1989 to January 31,
                                       1991); Director, Quaker State Corporation

    John R. Echement          60       Vice Chairman, Integra (February 1, 1991
                                       to present); formerly Executive Vice
                                       President, Integra (January 26, 1989 to
                                       January 31, 1991)
    Charles R. Skillington    49       Vice Chairman (February 1, 1991 to
                                       present) and Treasurer (January 26, 1989
                                       to present), Integra; formerly Executive
                                       Vice President, Integra (January 26, 1989
                                       to January 31, 1991)

    Thomas W. Golonski        52       President, Integra Bank (May 25, 1995 to
                                       present); formerly Executive Vice
                                       President, Commercial Banking, Integra
                                       (January 1, 1994 to May 24, 1995);
                                       formerly Chairman and Chief Executive
                                       Officer, Integra Bank/North (1991 to
                                       December 31, 1993); formerly President
                                       and Chief Executive Officer of First
                                       Seneca Bank (1987 to 1991)
    Robert H. Stevenson       53       Senior Vice President and General
                                       Counsel, Integra (January 26, 1989 to
                                       present)


    Gary E. Wolbert           45       Executive Vice President and Chief
                                       Financial Officer, Integra (July 27, 1995
                                       to present); formerly Senior Vice
                                       President and Chief Financial Officer,
                                       Integra (October 30, 1991 to July 26,
                                       1995); formerly Senior Vice President--
                                       Corporate Planning and Development,
                                       Integra (January 26, 1989 to October 29,
                                       1991)

    Kenneth C. Thiess         43       Vice President, Secretary and Assistant
                                       General Counsel, Integra (January 26,
                                       1989 to present)
    Stephen G. Hartle         45       President, Integra Trust Company (October
                                       1994 to present); formerly Executive Vice
                                       President, Integra Trust Company (October
                                       1993 to October 1994); formerly Senior
                                       Vice President, Marketing, Integra
                                       (January 26, 1989 to October 1994)

    Richard B. Mahany         48       Executive Vice President, Integra (July
                                       27, 1995 to present); formerly Senior
                                       Vice President, Investments, Integra
                                       (January 26, 1989 to July 26, 1995)

    Paul N. Smocer            43       Senior Vice President and Chief Auditor,
                                       Integra (October 30, 1991 to present);
                                       Vice President and Chief Auditor, Integra
                                       (January 26, 1989 to October 29, 1991)
    Mary A. York              46       Senior Vice President, Human Resources,
                                       Integra (April 1, 1993 to present); Vice
                                       President, Planning and Development,
                                       Integra (1990 to March 31, 1993); Human
                                       Resources Planning Manager, Integra,
                                       (November 1, 1988 to 1990)


   ITEM 11 - EXECUTIVE COMPENSATION

   COMPENSATION OF DIRECTORS

   The directors of Integra are compensated for their services by payment of a retainer  and a  fixed  fee for  attendance  at  meetings of  the  Board of
   Directors and committees  thereof.  In 1995, directors received  a retainer of $15,000, plus $1,000 for each Board  of Directors meeting, and $500  for each committee meeting  on the same day as a Board  of Directors meeting or
   $1,000 for each committee  meeting held on another day.  In  addition, each director is  permitted  to annually  elect to  defer these  fees until  the director ceases to be a director.  Under the Integra Non-Employee Directors
   Stock  Option Plan, each  non-employee director of Integra  receives at the first regular Board meeting of each year an option to purchase 1,000 shares of Integra Common Stock, subject to the following vesting schedule:  50% of the option vests  and becomes exercisable on  the first anniversary  of the grant  date and  the  remaining 50%  vests and  becomes exercisable  on the
   second anniversary  of the grant.   The options become  fully vested upon a
   change of control of Integra.  The exercise price of the option is equal to the fair  market price of Integra's Common Stock on the grant date and each
   option has  a ten-year term.   Directors  who are also  officers of Integra


   receive no remuneration for services as a director while also serving as an officer.

   COMPENSATION OF EXECUTIVE OFFICERS

   The following Table sets forth information concerning compensation paid by Integra during its last three fiscal years to its Chief Executive Officer and each of its other four highest paid executive officers whose aggregate direct remuneration exceeded $100,000 during 1995 ("Named Executive Officers").

                                                 SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                     Annual Compensation                       Awards           Payouts

     Name and                                            Other        Restricted   Securities              All Other
     Principal                                           Annual       Stock        Underlying   LTIP       Compensa-
     Position             Year    Salary     Bonus1      Compensa-    Award(s)     Options/     Payouts    tion
                                                         tion($)2     ($)3         SARs (#)     ($)        ($)4

     William F. Roemer    1995    $621,252   $375,001    ---            ---        40,000          ---     $123,939

     Chairman and Chief   1994     576,669    302,636    ---           75,664      40,000          ---      106,577
     Executive Officer    1993     536,667    322,000    ---           ---         30,000          ---      101,898



     Leonard M. Carroll   1995     402,565    213,151    ---           ---         24,000          ---       71,756
     President & Chief    1994     361,671    166,079     57,820       41,538      24,000          ---       60,558

     Operating Officer    1993     322,502    177,376    ---           ---         17,000          ---       56,400


     Charles R.           1995     279,921    126,452    ---           ---         20,000          ---       51,958
     Skillington

     Vice Chairman and    1994     267,002    105,092    ---           26,300      16,000          ---       44,725
     Treasurer            1993     254,252    127,126    ---           ---         12,000          ---       43,043


     John R. Echement     1995     250,002     96,525    ---           ---         16,000          ---       47,597

     Vice Chairman        1994     250,002     90,201    ---           22,575      16,000          ---       42,146

                          1993     248,752    111,938    ---           ---         12,000          ---       41,485



     Thomas W. Golonski   1995     208,000     78,750     44,331       ---          7,000          ---       45,254
     President, Integra   1994     184,000     62,976     99,458       15,765       5,000          ---       41,161

     Bank                 1993     161,250     64,500    ---           ---          4,000          ---       41,742


    _________________

   1
   Amounts  awarded under Integra's  incentive plan  for the  respective fiscal years,  even though
   paid  in or deferred to  subsequent years.   In 1995, the Management  Incentive Awards that were
   earned  in 1995 were  paid in December  1995.  For  1994, 20% of  each named executive officer's annual incentive award was paid  in the form of restricted stock.  Such  awards are reflected in the Restricted Stock Award column under the caption "Long-Term Compensation".

   2
   The  aggregate  amount  of payments  made  to  or  on behalf  of  each  Named Executive  Officer attributable to  club  memberships, automobile  allowances,  payments under  Integra's  flexible benefits program and other personal benefits did not exceed the  lesser of $50,000 or 10% of his salary and bonus in each  year shown, except in  1995 Mr. Golonski received $26,952  pursuant to the Integra relocation policy and  in 1994 Integra paid club initiation and dues for Mr. Carroll of $37,639 and Mr. Golonski received $79,291 pursuant to Integra's relocation policy.

   3
   For  1995,  no restricted  stock  awards were  made.   For  1994,  20% of  each  named executive
   officer's  annual incentive  award was paid  in the  form of  restricted stock.   The  number of
   restricted  shares awarded to Messrs.  Roemer, Carroll, Skillington,  Echement and Golonski were
   2,011, 1,104, 699, 600 and 419, respectively.  These restricted  shares were awarded in 1995 for
   1994 performance.   As  of December  31,  1994, the  named executive  officers did  not own  any
   restricted shares.   The restricted  stock vests and  becomes nonforfeitable two years  from the date of grant provided  that the officer is then  still employed by Integra, and provided  that, upon a change of control of Integra, the restricted stock fully vests.  The values shown in  the table were  determined by multiplying  the closing sale price  on the date  of the grant  by the number of shares awarded.  Dividends will be paid on restricted stock.

   4
   For 1995, Messrs.  Roemer, Carroll, Skillington,  Echement and  Golonski received  approximately
   $68,338,  $44,284,  $30,791, $27,500  and $18,380,  respectively,  pursuant to  Integra's profit sharing plans.  For 1994, Messrs.  Roemer, Carroll, Skillington, Echement and Golonski  received
   $50,726, $31,814,  $23,487, $21,991 and  $13,125, respectively, pursuant  to the  profit sharing plans.  For 1993, Messrs. Roemer, Carroll,  Skillington, Echement and Golonski received $45,898,
   $27,582, $21,745, $21,274 and $13,706, respectively, pursuant to the  profit sharing plans.  The
   remaining portions of the  amounts in this column   represent the current dollar value of  split
   dollar life insurance premiums paid by Integra for the benefit of the executive officers.

   OPTION GRANTS IN LAST FISCAL YEAR

   The following Table sets forth information with respect to grants of stock options pursuant to Integra's Management Incentive Plan during 1995 to the Named Executive Officers reflected in the Summary Compensation Table above.

                                                                     GRANT DATE
                                  INDIVIDUAL GRANTS                  VALUE

                              PERCENT OF
                              TOTAL
                              OPTIONS
                              GRANTED TO    EXERCISE
                  OPTIONS     EMPLOYEES     OR BASE                  GRANT DATE
                  GRANTED     IN FISCAL     PRICE       EXPIRATION   PRESENT
    NAME          (#)1,2       YEAR          ($/SHARE)3  DATE         VALUE ($)4



    William F.    40,000      19.28%        $37.63      1/25/05      $366,000
    Roemer
    Leonard M.    24,000      11.57%        $37.63      1/25/05      $219,600
    Carroll

    Charles R.    20,000       9.64%        $37.63      1/25/05      $183,000
    Skillington

    John R.       16,000       7.71%        $37.63      1/25/05      $146,400
    Echement
    Thomas W.      7,000       3.37%        $37.63      1/25/05      $ 64,050
    Golonski


   --------

   1
   Options  granted  in 1995  are  exercisable as  follows:    one-half of  the  grant  will become
   exercisable on January 25,  1996 and one-half of  the grant will  become exercisable on  January
   25, 1997; provided that upon  a change of control of Integra, the options  fully vest and become immediately exercisable.

    2
   The options  were granted for  a term of  ten years, subject  to earlier termination  in certain events related to termination of employment.

    3
   The  exercise price  and tax withholding  obligations related  to exercise  may be  paid, in the discretion  of the committee  administering the  plan, by  delivery of previously  owned Integra shares or by  withholding a portion of the  shares otherwise distributable upon exercise  of the option, subject to certain conditions.

    4
   Integra used the  Black-Scholes Option Valuation model adjusted for dividends to determine grant
   date present value  of the options.   Integra does  not advocate or  necessarily agree that  the
   Black-Scholes  model  properly  reflects the  value  of  an option.    The  assumptions used  in
   calculating the option  value are  as follows:   a risk-free interest  rate of  7.74%, the  rate
   applicable to a ten-year U. S. Treasury security  at the time of the award; a dividend yield  of
   4.13%, the  yield at the conclusion of the most recently completed fiscal year prior to the date of  grant  (1994 dividends  divided  by  the 1994  closing  stock price);  volatility  of 0.168, calculated using daily stock returns for  the twelve month period preceding the option award;  a stock price at  date of grant of $37.63; the price at  which the option can be exercised is fair
   market  value ($37.63);  and  a ten-year  stock  option term.    No  adjustments were  made  for
   forfeitures or  vesting restrictions on  exercise.  The  value of an  option on  Integra's stock under the Black-Scholes  model of option valuation  applying the preceding assumptions  is $9.15 per optioned share.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
   AND FISCAL YEAR-END OPTION VALUE

   The following Table sets forth information concerning options exercised in 1995 and unexercised options to purchase Integra's Common Stock granted to the Named Executive Officers in 1995 under Integra's Management Incentive Plan and in prior years under Integra's Employee Stock Option Plan and plans maintained by Integra's predecessors.


                                                                                       VALUE OF UNEXERCISED IN-
                           SHARES                          NUMBER OF UNEXERCISED       THE-MONEY OPTIONS AT
                           ACQUIRED ON                     OPTIONS AT 12/31/95 (#)     12/31/95 1($)
                           EXERCISE      VALUE REALIZED    (EXERCISABLE/               (EXERCISABLE/
     NAME                  (#)           ($)               UNEXERCISABLE)              UNEXERCISABLE)

     William F. Roemer     19,134        $  578,361        179,879/60,000              $6,213,609/$1,409,700

     Leonard M. Carroll    45,506        $1,507,185         56,000/36,000              $1,560,450/$  845,820

     Charles R.            27,328        $  714,614         20,000/28,000              $  414,900/$  667,860
     Skillington
     John R. Echement      23,076        $  631,250         42,000/24,000              $1,206,520/$  563,880

     Thomas W. Golonski     4,059        $  127,716         18,500/ 9,500              $  628,241/$  228,203


   --------

   1
   Average of the  high and low sales prices of  the underlying securities on the  last trading day of the year minus the exercise price of "in-the-money" options.


                                  PENSION PLANS

   The following Table shows the estimated annual basic retirement benefit that is payable upon retirement to the Named Executive Officers, in the remuneration and years of service classifications indicated, under Integra's Defined Benefit Pension Plan (the "Pension Plan"), Supplemental Defined Benefit Pension Plan (the "Supplemental Plan") and Supplemental Executive Retirement Plan (the "SERP"). For purposes of illustration, the Table assumes that normal retirement under those plans occurred during 1995.

   PENSION PLAN TABLE                             1

                       Years of Service2

    BASE SALARY           15         20          25          30         35

    $150,000           $104,442   $128,325   $128,325    $128,325   $128,325

     180,000            128,325    156,985    156,985     156,985    156,985
     240,000            176,092    214,306    214,306     214,306    214,306

     270,000            199,976    242,966    242,966     242,966    242,966

     300,000            223,859    271,626    271,626     271,626    271,626
     360,000            271,626    328,946    328,946     328,946    328,946

     420,000            319,393    386,267    386,267     386,267    386,267
     480,000            367,160    443,587    443,587     443,587    443,587


     540,000            414,927    500,908    500,908     500,908    500,908

     600,000            462,694    558,228    558,228     558,228    558,228
     680,000            526,384    634,655    634,655     634,655    634,655

     760,000            590,073    711,082    711,082     711,082    722,082
   -----------
   1
   Benefits shown are computed on  the basis of a straight life annuity and  represent the combined benefits from the Pension Plan, the Supplemental Plan and the SERP.  Benefits under the  Pension
   Plan  and Supplemental Plan  are based on  the employee's highest  five-year average annual base salary (as  reported under  the column  captioned "Salary"  in the  Summary Compensation  Table)
   during the  employee's last  ten years  of employment.   Retirement  benefits in  excess of  the
   maximum annual  pension benefit  limits under  the Pension Plan  would be  paid pursuant to  the
   Supplemental Plan.  Amounts payable under Integra's SERP equal a  target benefit percentage (40%
   minimum and  60% maximum) of (i) an employee's average base salary (highest consecutive three of the last ten years), reduced by certain offsets,  plus (ii) the average of the employee's  three highest consecutive bonus awards in the last ten years ("Bonus  Amount"), each as reported under the column captioned "Salary" or "Bonus" in the Summary Compensation Table.  The offset  amounts are anticipated Social  Security, benefits payable under  the Pension Plan and  the Supplemental
   Plan and benefits  paid from the plans  of prior employers, to  the extent not derived  from the
   employee's contributions,  assuming retirement  during 1995.   For  purposes of calculating  the
   SERP portion of  the benefit  amounts shown in  the Table, it  was assumed  that the  employee's
   Bonus Amount was equal to two-thirds of the employee's base salary.

   2
   The credited  years of  service under  the Integra  Pension Plan  for  Messrs. Roemer,  Carroll,
   Skillington, Echement and Golonski are 26, 22, 27, 42 and 32, respectively.


   EMPLOYMENT CONTRACTS

   Messrs. Roemer, Carroll, Skillington and Echement are parties to employment agreements dated as of November 1, 1990, as amended effective January 25, 1995. The agreements currently expire on March 31, 1998. On April 1 of each year, beginning April 1, 1996, the agreements are automatically extended for an additional year unless prior notice of termination has been given by either party. Under the agreements, Integra may terminate an employee without cause upon 30 days' notice, or the employee may terminate his employment for good reason, as defined in the agreement, in either of which events the employee is entitled for the remainder of the term of the agreement to annual compensation equal to the employee's highest base salary in the current or any one of the three preceding calendar years plus an amount equal to the sum of the employee's highest awards from all of Integra's profit sharing, bonus and short term compensation plans in which the employee participated, if any, in any one of the three preceding years (the aggregate amount referred to as "Annual Compensation"), and to continuing coverage under Integra's other benefit plans for the then remaining term of the employment agreement. The employee may terminate his employment without cause upon 30 days' notice, in which case the employee is not entitled to receive further salary or other benefits. Integra may terminate the employee for cause, as defined in the agreement, at which time all salary and other benefits to the employee would cease.

   Upon a  change of control  of Integra, as defined in  the agreement, either the employee or  Integra may terminate the employee's employment,  at which time  the employee  would  become entitled  to  (except  in the  case  of a termination by Integra  for cause) up to three years'  Annual Compensation.


   The amount that the employee is entitled to receive upon a change of control declines proportionately for each month the employee is older than 62 at the time of the change of control to zero at age 65. The employee will also receive an additional payment (a "Gross-Up Payment") equal to the amount of any excise tax imposed on any payments or distributions in excess of specified amounts under the Internal Revenue Code which are paid to the employee in connection with a change in control.

   The agreement also terminates upon the death of the employee, at which time the employee's beneficiaries would become entitled to the employee's salary for a period of one year, less any proceeds (excluding life insurance) received by the employee from Integra, and certain other benefits. If the employee is disabled for a period of one year, Integra may terminate the employee's employment, at which time the employee would become entitled to one year's salary, less any proceeds received by the employee from Social Security and disability insurance provided by Integra to the employee, and certain other benefits. In any event, employment under the agreement terminates when the employee reaches age 65 and all compensation (other than vested benefits) ceases to be paid at that time. In the event the agreement is terminated for any reason, other than by Integra without cause, the employee will be prohibited from rendering services to any competitor of Integra within the geographic area in which Integra currently conducts business or proposes to conduct business for a period of one year after such termination.

   Upon termination of the employee's employment other than for cause, the employee is entitled to receive his full, accrued benefits under the SERP at or after age 55 as if it were his normal retirement age.

   Integra is also a party to change of control agreements with 15 other senior officers of Integra. These agreements provide for continuation of salary and other benefits for 24 months following termination of employment by Integra without "cause" or by the employee for "good reason", as defined under the agreements, in connection with a change of control of Integra.

   On August 27, 1995, Integra entered into an Agreement and Plan of Merger with National City Corporation ("National City") providing for the merger of Integra with and into National City. The merger will constitute a change in control of Integra under the employment agreements and the change of control agreements. In connection with the merger, Integra entered into a consulting agreement with Mr. Roemer pursuant to which Mr. Roemer will provide consulting services to National City upon consummation of the merger and until Mr. Roemer attains age 65. Under the consulting agreement, Mr. Roemer will receive an annual fee of $225,000. The consulting agreement also provides that Mr. Roemer will receive the change in control payments under his employment agreement and an additional payment equal to the taxes paid by him as a result of his receipt of the Gross-Up Payment. The consulting agreement provides that in the event Integra or its successor terminates Mr. Roemer without cause or without Mr. Roemer's consent, Mr. Roemer will be entitled to receive the balance of the consulting fees due under the consulting agreement.

   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As  of December  31, 1995,  Integra had  issued and  outstanding 33,012,695
   shares of  Common Stock.   The  following Table  sets forth  the beneficial
   ownership of  Integra's Common Stock  by (i) each person or  group known to
   Integra to be the beneficial owner of  more than five percent of  Integra's
   Common  Stock;  (ii)  each  director;  (iii) each  of  the  Named Executive
   Officers, and  (iv) all directors  and executive officers as a  group as of


   December 31, 1995. The information provided in connection with this Table has been obtained from Integra's records and a review of statements filed with the Securities and Exchange Commission.

                                        AMOUNT AND NATURE
                                        OF BENEFICIAL
    NAME OF BENEFICIAL OWNER            OWNERSHIP1          PERCENT OF CLASS 2

    Principal Shareholder
    ---------------------

    Integra Trust Company               4,164,1383          12.61%

    McCune Foundation                   1,838,7264           5.57%
    Delaware Management Company, Inc.   2,128,9255           6.45%


    Directors and Named Executive Officers
    --------------------------------------
    James S. Beckwith, III                 15,5156          *

    James S. Broadhurst                     1,9507          *

    Leonard M. Carroll                     79,8988          *
    Carl D. Doverspike                     37,5169          *

    John R. Echement                       61,47510          *
    James E. Feeney                         3,70911          *

    William A. Freeman                      1,50012          *

    Thomas W. Golonski                     20,31513          *
    Walter J. Greenleaf, Jr.                3,54414          *

    Stanley R. Gumberg                    100,86915          *
    John G. Koedel, Jr.                     9,77916          *

    Robert F. Patton                       22,96517          *

    Robert A. Paul                        412,16718           1.25%
    William F. Roemer                     202,05719          *

    Michael A. Schuler                      1,30020          *
    Charles R. Skillington                 30,00121          *

    Henry B. Suhr, Jr.                     17,55022          *

    Robert K. Wagner                        8,44823          *
    Phillips Wiegand                       51,42724          *

    Margot B. Woodwell                     64,78825          *
    Directors and Executive Officers    1,217,22526           3.69%
    as a Group
   --------
   1
   All share amounts, including those  in the Notes to the Table, have been  rounded to the nearest


   whole share. Each person  named in the Table has  sole voting and investment power with  respect to the shares shown except as noted herein.
   2
   An asterisk (*) indicates less than one percent.

   3
   The business address of Integra  Trust Company is 300 Fourth Avenue, Pittsburgh, PA  15278.  All
   of the  shares held by Integra Trust Company are held in a fiduciary capacity for various trust, estate or  agency accounts. Integra  Trust Company exercises  sole voting power  with respect to
   2,611,653  shares, shared voting  power with  respect to  857,813 shares, sole  investment power with respect  to 2,416,919 shares  and shared investment  power with respect to  528,186 shares.
   The amount  shown in the Table  excludes all shares which  are beneficially owned  by the McCune
   Foundation.   While Integra Trust  Company has sole  or shared voting  or investment  power with respect to  the shares shown, a person or entity other than Integra Trust Company is entitled to
   receive dividends thereon and  to receive proceeds  upon the disposition  of the shares.   Thus,
   Integra Trust Company disclaims beneficial ownership of these shares.

   4
   The business  address of the McCune Foundation is 1104 Commonwealth Building, 316 Fourth Avenue,
   Pittsburgh,  PA 15222.    Integra  Trust Company  is  Trustee of  the  McCune Foundation.    The
   Distribution Committee of the McCune Foundation has historically been involved in the  voting of shares of Integra held by the McCune Foundation in the election of directors.

   5
   The business address of Delaware Management Company, Inc. is One Commerce  Square, Philadelphia,
   PA   19103.   Delaware Management  Company, Inc.  exercises sole  voting power  with respect  to
   1,743,400  shares,  sole   dispositive  power  with  respect  to  2,087,125  shares  and  shared dispositive power with respect to 41,800 shares.

   6
   This amount includes currently exercisable options covering a total of 500 shares.

   7
   This amount  includes currently  exercisable  options covering  a total  of 500  shares and  700 shares owned jointly by Mr. Broadhurst and his wife with shared voting and investment power.

   8
   This amount includes 1,063 shares held in trust by Integra Trust Company, as trustee, with  sole voting and sole investment power,  pursuant to a revocable trust of which Mr. Carroll is grantor and principal beneficiary, as well as  currently exercisable options covering a total  of 56,000 shares.

   9
   This amount  includes 36,896  shares held by  Integra Trust  Company as sole  trustee with  sole voting and investment power pursuant to revocable trusts of which  Mr. Doverspike is grantor and principal beneficiary and currently exercisable options covering a total of 500 shares.

   10
   This  amount includes currently  exercisable options  covering a  total of 42,000  shares, 2,441 shares held jointly with  Mr. Echement's wife  and 451 shares  held by Mr. Echement's  children.
   Mr. Echement disclaims beneficial ownership of the shares held by his children.

   11
   This amount includes  currently exercisable options covering  a total of 500 shares,  160 shares held by Mr. Feeney's wife  as to which Mr. Feeney disclaims beneficial ownership  and 609 shares held jointly with his wife with shared voting and investment power.

   12
   These shares consist of currently exercisable  options covering a total of 500 shares and  1,000 shares owned jointly by Mr. Freeman and his wife with shared voting and investment power.


   13
   This amount includes  152 shares held by Mr. Golonski's wife  as to which Mr. Golonski disclaims beneficial ownership,  1,511 shares  held in trust  by Integra  Trust Company, as  trustee, with sole voting and investment power pursuant to a revocable trust  of which Mr. Golonski is grantor and principal beneficiary and currently exercisable options covering a total of 18,500 shares.

   14
   This amount includes currently exercisable options covering a total of 500 shares.

    15
   This  amount consists  of  currently exercisable  options  covering a  total of  500  shares and
   100,369 shares  owned jointly by  Mr. Gumberg  and his wife  with shared  voting and  investment power.

   16
   This amount includes currently  exercisable options covering a  total of 500 shares,  167 shares owned jointly  by Mr. Koedel and his wife, 2,400 shares held in a custodial account of which Mr.
   Koedel is beneficiary and over which Mr. Koedel  has sole voting and investment power and  6,553 shares owned solely by Mr. Koedel's wife.

   17
   This amount  consists of currently  exercisable options covering  a total of  500 shares, 18,465 shares owned by  the Patton Family Partnership, of which Mr.  Patton is managing partner and has shared  voting and investment  power, and 4,000  shares held by  a trust of  which Mr. Patton is sole beneficiary and as to which he has sole voting and investment power.

   18
   This amount  includes currently  exercisable  options covering  a total  of 500  shares,  37,678 shares held by Mr.  Paul's wife, 178,800 shares held in  various trusts, of which Mr.  Paul is a co-trustee  and shares voting power, and  174,800 shares owned by The  Louis Berkman Company, of which Mr.  Paul is  Executive Vice  President and Director  and of  which Mr.  Paul's wife is  a
   shareholder.   Mr. Paul  disclaims beneficial  ownership of  the shares  held by  his wife,  the trusts and The Louis Berkman Company.

    19
   This amount includes  currently exercisable options covering  a total of 179,879  shares, 10,000
   shares owned by  Mr. Roemer's wife and 4,178 shares  held by Mr. Roemer's daughter.   Mr. Roemer
   disclaims beneficial ownership of the shares held by his wife and his daughter.

   20
   This amount includes currently exercisable options covering a total of 500 shares.

   21
   This  amount consists of  currently exercisable  options covering a  total of 20,000  shares and
   10,001 shares held jointly with Mr. Skillington's wife.

   22
   This amount includes  currently exercisable options  covering a  total of 500  shares and  4,872 shares held  by a  trust of  which Mr. Suhr  is sole  beneficiary with  no voting or  investment power.

    23
   This amount includes  currently exercisable options covering a total of 500 shares, 4,279 shares owned jointly by Mr. Wagner and his wife and 100 shares held solely by his wife.

   24
   This  amount includes currently  exercisable options  covering a total  of 500 shares  and 2,729 shares beneficially  owned by Mr. Wiegand's children with respect to  which Mr. Wiegand has sole voting and investment power.


   25
   This amount  includes currently exercisable options  covering a total  of 500 shares  and 63,700 shares owned solely by Mrs. Woodwell's husband.

   26
   As of  December 31, 1995, directors  and executive officers of  Integra as a  group beneficially
   owned  3.69% of  the  outstanding shares  of  Common Stock.    The  group includes  twenty-seven
   persons, consisting  of all directors,  the Named Executive  Officers and seven  other executive officers.  The amount shown includes currently  exercisable options covering a total of  378,529 shares for  directors and  executive officers  as a  group.  The  group amount  includes 206,450 shares held  by family  members, 47,884  shares  held by  Integra Trust  Company as  trustee  of revocable  trusts for directors  and executive officers  with sole voting  and investment power,
   130,113 shares  held jointly  with  spouses with  shared voting  and investment  power,  108,191 shares owned by spouses and 174,800 shares held by The Louis Berkman Company (described in  Note
   18 above).


   COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

   Section 16(a) of the Securities Exchange Act of 1934 requires Integra's directors, executive officers and persons who own more then ten percent of a registered class of Integra's equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership of Integra equity securities on Form 3 and reports of changes therein on Forms 4 and 5. Based on a review of copies of reports filed with the Securities and Exchange Commission since January 1, 1995 and of written representations by certain directors and executive officers, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis in 1995 except Ms. York. In August 1995, Ms. York inadvertently failed to report on Form 4 a cashless stock option exercise. A Form 4 was filed when this omission was discovered. No short-swing liability occurred as a result of this event.

   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In the ordinary course of its banking and trust business, Integra's banking subsidiary may have had and anticipates that it may continue to have transactions with principal shareholders of Integra, as well as various directors and executive officers of Integra, members of their immediate families, and their associates, including corporations in which such directors and executive officers own beneficial interests. To the extent such transactions consisted of extensions of credit, such transactions were made in the ordinary course of business of Integra's bank subsidiary, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with its other customers and did not involve more than the normal risk of collectibility or present other unfavorable features.

   Integra's trust subsidiary also acts or may act as fiduciary under trusts and other instruments for certain directors, executive officers and principal shareholders of Integra, their related companies and members of their immediate families.

   During 1995, Integra Bank leased space for seven existing and former branch offices from Stanley  R. Gumberg, a director  of Integra, or his affiliates for an  aggregate annual rental  amount of $428,820  under leases  expiring
   from  1997  to 2015.   In  addition, Integra  Bank is  a party  to separate
   property management agreements  with J.J. Gumberg Co. covering  the rental, lease,  operation, management  and sale  of  various properties  which were


   taken over by the bank in connection with delinquent loans. Fees in the aggregate amount of approximately $96,750 were paid to J.J. Gumberg Co. in 1995 for services rendered in connection with these agreements. In addition, J. J. Gumberg Co. was paid a commission of $3,250 in connection with a sublease of certain property that had been leased by Integra. Integra considers the lease terms and management contracts to be fair and comparable to agreements for equivalent space or services as those that would exist with unaffiliated parties. Stanley R. Gumberg is Chairman of the Board of Directors and a principal shareholder of J.J. Gumberg Co.

                                     PART IV


   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)      The following financial statements and report of independent accountants thereon are included in Item 8:

         Report of Independent Accountants
         Consolidated Balance Sheet as of December 31, 1995 and 1994 Consolidated Statement of Income for the years ended ended December 31, 1995, 1994 and 1993
         Consolidated Statement of Changes in Shareholders' Equity for
            the years ended December 31, 1995, 1994 and 1993
         Consolidated Statement of Cash Flows for the years ended
            December 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements


   (a)(2)   Financial statement schedules required by Item 8 of this report:
         All schedules are omitted since the Corporation does not meet the requirements for filing such schedules or the required information is provided in the consolidated financial statements or notes thereto.

   (a)(3)   Exhibits required by Item 601 of Regulation S-K:
         The index to Exhibits included in this filing is incorporated herein by reference.

   (b)   Reports on Form 8-K:
         None.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Integra Financial Corporation
               (Registrant)

               By: /s/ William F. Roemer
               William F. Roemer
               Chairman of the Board and Chief
               Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ William F. Roemer                                     January 26, 1996
   William F. Roemer, Chairman of the Board
   and Chief Executive Officer, Director
   (Principal Executive Officer)

   /s/ Gary E. Wolbert                                       January 26, 1996
   Gary E. Wolbert, Senior Vice President
   and Chief Financial Officer (Principal
   Financial and Accounting Officer)



   James S. Beckwith, III, Director


   James S. Broadhurst, Director


   Leonard M. Carroll, Director


   Carl D. Doverspike, Director

                                     /s/ Robert H. Stevenson  January 26, 1996
   James E. Feeney, Director             Robert H. Stevenson
                             Attorney-in-fact


   William A. Freeman, Director


   Walter J. Greenleaf, Jr., Director


   Stanley R. Gumberg, Director

                                     /s/ Robert H. Stevenson  January 26, 1996
   John G. Koedel, Jr., Director         Robert H. Stevenson
                             Attorney-in-fact

   Robert F. Patton, Director


   Robert A. Paul, Director



   Michael A. Schuler, Director


   Henry B. Suhr, Jr., Director


   Robert K. Wagner, Director


   Phillips Wiegand, Director


   Margot B. Woodwell, Director

   Integra Financial Corporation
   Annual Report on Form 10-K
   For the Fiscal Year Ended December 31, 1995
   Exhibits Index

   Exhibit
   Number            Description and Reference

   2 An Agreement and Plan of Merger ("Agreement") dated as of August 27, 1995 providing for the merger of Integra Financial Corporation ("Integra") with and into National City Corporation ("National City"), along with Stock Option Agreements entered into between Integra and National City, each dated August 27, 1995, which are Exhibits 99(a), 99(b) and 99(c) to Integra's Report on Form 8-K filed September 1, 1995, are incorporated herein by reference.

   3(a) Amended and Restated Articles of Incorporation of Integra Financial Corporation, which is Exhibit 3(a) to Integra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

   3(b) Bylaws of Integra Financial Corporation, which is Exhibit 3(b) to Integra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

   4 None of the instruments with respect to long-term debt of the Corporation or its subsidiaries individually amounts to 10% of the total assets of the Corporation and its consolidated subsidiaries. The Corporation hereby agrees to furnish a copy of any such
         instrument  upon   the  request   of  the   Securities  and  Exchange
         Commission.

   10(a) Integra Financial Corporation Employee Stock Option Plan, as amended, which is Exhibit 10(a) to Integra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.+

   10(b) Integra Financial Corporation  Employee Stock Purchase Plan, which is
         Exhibit V to the Prospectus/Joint Proxy Statement which is Part I of the Registration Statement on Form S-4 filed by Union National Corporation and Pennbancorp (File No. 33-20844) (the "Registration Statement"), is incorporated herein by reference.+

   10(c) Deferred Compensation Plan for outside Directors of Integra Financial
         Corporation,   which   is   Exhibit   10(d)   to  Integra   Financial


         Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.+

   10(d) Integra  Financial Corporation  Relocation Policy,  which  is Exhibit
         10(e) to Integra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.+

   10(e) Deferred  Compensation Plan  for  outside Union  National Corporation
         Directors, which is Exhibit (10)(iii)(b) of Union National Corporation's Annual Report on Form 10-K for the year ended December 31, 1983, is incorporated herein by reference.+

   + Management contract or compensation plan or arrangement.

   Exhibit
   Number            Description and Reference

   10(f) Union National Corporation Employee Stock Option Plan of 1984, which is Exhibit (10)(iii)(g) of Union National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1984, is incorporated herein by reference.+

   10(g) Integra Financial Corporation Supplemental Executive Retirement Plan, which is Exhibit 10(g) to Integra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.+

   10(h) Integra Financial Corporation Supplemental Profit Sharing Plan, which is Exhibit 10(j) to Integra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.+

   10(i) Integra  Financial Corporation  Supplemental Defined  Benefit Pension
         Plan, which is Exhibit 10(k) to Integra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.+

   10(j) Pennbancorp  Key Employee  Stock Option  Plan, as  amended, which  is
         Exhibit 10(a) and Exhibit 10(b) of Pennbancorp's Registration Statement on Form S-4 filed August 16, 1985 (File No. 2-99721), is incorporated herein by reference.+

   10(k) Form of  Employment Agreement, as amended,  between Integra Financial
         Corporation and Messrs. Roemer, Carroll, Skillington and Echement dated November 1, 1990, which is Exhibit 10(k) to Integra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.+

   10(l) Form  of Change  of Control  Agreement,  as amended,  between Integra
         Financial Corporation and Messrs. Golonski, Stevenson, Wolbert, Hartle, Mahany, Smocer and Ms. York and certain other senior officers dated November 1, 1990.+*

   10(m) Integra Financial  Corporation  Management Incentive  Plan, which  is
         Exhibit A of Integra Financial Corporation's Registration Statement on Form S-8 filed January 26, 1995, is incorporated herein by reference.+

   10(n) Integra  Financial  Corporation  Non-Employee Directors  Stock Option
         Plan, which is Exhibit B of Integra Financial Corporation's Registration Statement on Form S-8 filed January 26, 1995, is incorporated herein by reference.+

   10(o) Consulting agreement dated August 27, 1995, between Integra Financial
         Corporation and William F. Roemer.+*

   21    Subsidiaries of the Registrant.*
   23    Consent of Coopers & Lybrand L.L.P.*
   24    Powers of Attorney.*
   27    Financial Data Schedule.*

   *  Filed herewith.
   +  Management contract or compensation plan or arrangement.